Form 10-Q
period 1996-06-30
APPLE SOUTH INC
filed 1996-08-14
CIK 849101

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended          June 30, 1996
                                ------------------------------------------

                                          or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
                                --------------------   --------------------

Commission File Number:      0-19542
                        ------------------


                                  APPLE SOUTH, INC.
                (Exact name of registrant as specified in its charter)

           Georgia                                               59-2778983
- ------------------------------                              -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

         Hancock at Washington, Madison, GA                        30650
      ---------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

                                     706-342-4552
                                     ------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                   X  Yes     No
                                                                 ----     ----


As of August 12, 1996, there were 38,500,991 shares of common stock of the Registrant outstanding.

                                  APPLE SOUTH, INC.

                            QUARTERLY REPORT ON FORM 10-Q

                         FOR THE QUARTER ENDED JUNE 30, 1996


                                        INDEX


Part I - Financial Information                                          Page
- ------------------------------                                          ----

 Item 1 - Consolidated Financial Statements:

           Consolidated Statements of Earnings . . . . . . . . . . . . . .3

           Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .4

           Consolidated Statement of Shareholders' Equity. . . . . . . . .5

           Consolidated Statements of Cash Flows . . . . . . . . . . . . .6

           Notes to Consolidated Financial Statements. . . . . . . . . . .7

 Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . . . . .9

Part II - Other Information
- ---------------------------

 Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . . .11

 Item 4 - Submission of Matters to a Vote of Security Holders . . . . . .11

 Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 12

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                    APPLE SOUTH, INC.
                          CONSOLIDATED STATEMENTS OF EARNINGS
                          (In thousands, except per share data)
                                      (UNAUDITED)

                                                             QUARTER ENDED            SIX MONTHS ENDED
- ----------------------------------------------------------------------------------------------------------
                                                         JUNE 30,     JULY 2,       JUNE 30,      JULY 2,
                                                           1996        1995           1996         1995
- ----------------------------------------------------------------------------------------------------------
   Restaurant sales:
       Applebee's                                 $          94,950    74,808        184,527       137,039
       Don Pablo's                                           32,773    20,737         59,868        38,087
       Harrigan's                                             5,503     5,703         11,276        11,384
       Tomato Rumba's                                         1,668     4,827          3,526         8,487
       Hardee's                                               2,051     2,056          4,081         4,198
- ----------------------------------------------------------------------------------------------------------
             Total restaurant sales                         136,945   108,131        263,278       199,195
- ----------------------------------------------------------------------------------------------------------

   Restaurant operating expenses:
       Food and beverage                                     37,386    30,026         72,118        55,058
       Payroll and benefits                                  39,300    31,562         76,950        58,867
       Depreciation and amortization                          5,531     4,136         10,826         7,679
       Other operating expenses                              30,085    23,786         58,722        44,644
- ----------------------------------------------------------------------------------------------------------
             Total restaurant operating expenses            112,302    89,510        218,616       166,248
- ----------------------------------------------------------------------------------------------------------

   Income from restaurant operations                         24,643    18,621         44,662        32,947

   General and administrative expenses                        6,734     5,426         13,176        10,093
   Asset revaluation charges                                      -         -         19,800             -
- ----------------------------------------------------------------------------------------------------------

   Operating income                                          17,909    13,195         11,686        22,854
- ----------------------------------------------------------------------------------------------------------

   Other income (expense):
       Interest expense                                      (2,122)   (1,437)        (4,065)       (2,713)
       Interest income                                            8       169             65           381
       Other, net                                              (543)     (335)        (1,021)         (434)
- ----------------------------------------------------------------------------------------------------------

             Total other income (expense)                    (2,657)   (1,603)        (5,021)       (2,766)
- ----------------------------------------------------------------------------------------------------------

   Earnings before income taxes                              15,252    11,592          6,665        20,088

   Income taxes                                               5,475     4,175          2,375         7,275
- ----------------------------------------------------------------------------------------------------------

   Net earnings                                   $           9,777     7,417          4,290        12,813
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

   Earnings per common and
   common equivalent share                        $            0.25      0.19           0.11          0.34
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

   Weighted average common and common
   equivalent shares outstanding                             39,746    38,730         39,754        37,593
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                  Apple South, Inc.
                             Consolidated Balance Sheets
                          (In thousands, except share data)
                                    (UNAUDITED)


- --------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,
                                                                                   1996               1995
- --------------------------------------------------------------------------------------------------------------
     Assets
     Current assets:
          Cash and cash equivalents                                            $      2,128              4,806
           Short-term investments                                                        54                377
           Accounts receivable                                                        3,649              3,506
           Inventories                                                                6,143              5,416
           Prepaid expenses and other                                                 6,102              5,282
- --------------------------------------------------------------------------------------------------------------
                Total current assets                                                 18,076             19,387

     Premises and equipment, net                                                    328,521            303,077
     Franchise costs, net                                                             5,266              4,920
     Goodwill, net                                                                   37,361             38,375
     Other assets                                                                    11,304              3,379
- --------------------------------------------------------------------------------------------------------------
                                                                               $    400,528            369,138
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------

     Liabilities and Shareholders' Equity
     Current liabilities:
           Accounts payable                                                    $     12,678             13,489
           Accrued liabilities                                                       21,529             20,282
           Current installments of long-term debt                                     2,401              3,207
           Income taxes                                                                   -                187
- --------------------------------------------------------------------------------------------------------------
                Total current liablilites                                            36,608             37,165

     Long-term debt                                                                 161,487            118,726
     Deferred income taxes                                                            9,500             10,026
- --------------------------------------------------------------------------------------------------------------
                Total liabilities                                                   207,595            165,917
- --------------------------------------------------------------------------------------------------------------


     Shareholders' equity:
           Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
               none issued                                                                -                  -
           Common stock, $0.01 par value. Authorized 75,000,000 shares;
                39,116,432 issued in 1996 and 39,079,261 issued in 1995                 391                391
           Additional paid-in capital                                               138,531            142,355
           Retained earnings                                                         64,217             60,475
           Treasury stock at cost; 411,180 shares  in 1996                          (10,206)                 -
- --------------------------------------------------------------------------------------------------------------
                Total shareholders' equity                                          192,933            203,221
- --------------------------------------------------------------------------------------------------------------

                                                                               $    400,528            369,138
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                            APPLE SOUTH, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (In thousands, except per share amounts)
                              (UNAUDITED)



- ------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONAL                         TOTAL
                                                       COMMON STOCK      PAID-IN    RETAINED  TREASURY SHAREHOLDERS'
                                                      SHARES   AMOUNT    CAPITAL    EARNINGS   STOCK      EQUITY
- ------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                          39,079     $391    $142,355   $60,475  $203,221            -

Net earnings (loss)                                        -        -           -    (5,487)        -       (5,487)
Purchase of common stock                                   -        -           -         -    (8,215)      (8,215)
Common stock issued to ESPP                                5        -         100         -         -          100
Common stock issued to ESOP                                -        -         (21)        -       271          250
Exercise of options                                        -        -      (4,228)        -     4,698          470
Tax effect of exercise of options by employees             -        -       1,498         -         -        1,498
Cash dividends ($0.006 per share)                          -        -           -      (235)        -         (235)
- ------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1996                             39,084     $391    $139,704   $54,753   ($3,246)    $191,602
- ------------------------------------------------------------------------------------------------------------------


Net earnings                                               -        -           -     9,777         -        9,777
Purchase of common stock                                   -        -           -         -   (10,725)     (10,725)
Common stock issued to ESPP                                -        -          (2)        -        98           96
Exercise of options                                       32        -      (2,557)        -     3,667        1,110
Tax effect of exercise of options by employees             -        -       1,386         -         -        1,386
Cash dividends ($0.008 per share)                          -        -           -      (313)        -         (313)
- ------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1996                              39,116     $391    $138,531   $64,217  ($10,206)    $192,933
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                               APPLE SOUTH, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                              ---------------------
                                                                                 JUNE 30,  JULY 2,
                                                                                   1996     1995
- ---------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
         Net earnings                                                         $     4,290    12,813
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
                  Depreciation and amortization                                    12,660     8,326
                  Increase (decrease) in current assets and current liabilities    (1,962)    8,112
                  Deferred income taxes                                              (526)    1,908
                  Asset revaluation charges                                        17,842         -
- ---------------------------------------------------------------------------------------------------
                                  Net cash provided by operations                  32,304    31,159
- ---------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                     (51,792)  (51,618)
         Proceeds from sale of premises and equipment                                 429     1,516
         Short-term investments                                                       323     1,464
         Additions to franchise costs                                                (510)     (533)
         Additions to other assets                                                 (7,925)   (1,197)
         Assets acquired for cash                                                       -   (52,059)
- ---------------------------------------------------------------------------------------------------
                                  Net cash used in investing activities           (59,475) (102,427)
- ---------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from (repayment of) revolving credit agreements             (81,500)    7,832
         Proceeds from issuance of long-term debt                                 125,000         -
         Principal payments on long-term debt                                      (1,545)   (5,519)
         Proceeds from issuance of common stock                                     2,026    58,548
         Dividends declared and paid                                                 (548)     (273)
         Purchase of treasury stock                                               (18,940)        -
- ---------------------------------------------------------------------------------------------------
                                     Net cash provided by financing activities     24,493    60,588
- ---------------------------------------------------------------------------------------------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD          (2,678)  (10,680)
   Cash and cash equivalents at the beginning of the period                         4,806    20,587
- ---------------------------------------------------------------------------------------------------
   Cash and cash equivalents at the end of the period                         $     2,128     9,907
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                   APPLE SOUTH INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 29, 1996.


NOTE 2 - SHAREHOLDERS' EQUITY

On February 8, 1996, the Company announced that it may from time to time, depending on market conditions, purchase up to one million shares of its common stock through open market transactions to satisfy obligations under stock option and employee stock ownership plans. As of June 30, 1996, the Company had purchased 842,800 shares of its common stock under this program at an average price of $22.48 per share.

Cash dividends declared and paid in the quarter ended June 30, 1996 were $313,000, or $0.008 per share. On July 29, 1996, the Company declared a cash dividend of $0.008 per share, payable on August 31, 1996, to shareholders of record on August 15, 1996.


NOTE 3 - LONG-TERM DEBT

In June 1996, the Company issued $125 million of 9.75% registered senior notes due June 2006. Terms of these unsecured senior notes are, in general, less restrictive than the covenants under the Company's revolving bank credit facilities. A portion of the proceeds from this offering was used to pay down the Company's $185 million unsecured revolving bank credit facilities. On June 30, 1996, approximately $19 million was outstanding under the revolving bank credit facilities. In July 1996, the Company repaid the $18 million private placement at par.

NOTE 4 - INCOME TAXES

The Company's effective tax rate for the first six months of both 1996 and 1995 was approximately 36%. The Company's effective tax rate for the full year 1996 is expected to be 36%, which approximates the effective tax rate on 1995 earnings before merger and conversion costs associated with the merger with DF&R Restaurants, Inc.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 30, 1996 and July 2, 1995, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                  1996           1995
                                                 ------         ------
Interest paid                                    $3,372         $1,422
Income taxes paid                                $1,091         $2,520


NOTE 6 - COMMITMENTS

As of June 30, 1996, the Company had commitments aggregating approximately $23 million for the acquisition and construction of new restaurants. At June 30, 1996, the Company was obligated under development agreements with Applebee's International, Inc., the franchisor of Applebee's restaurants, to open ten additional Applebee's restaurants by the end of 1996.


NOTE 7 - ASSET REVALUATION AND SUBSEQUENT EVENT

In the first quarter of 1996, the Company closed 12 of its 18 Tomato Rumba's restaurants and all three of its Gianni's Little Italy Restaurants and accelerated efforts to sell its ten Hardee's restaurants. The Company's decision regarding the Tomato Rumba's and Hardee's divisions prompted an evaluation of the fair value of the assets in these divisions. Fair value of the assets in the Tomato Rumba's and Hardee's divisions was determined in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," by comparing expected future cash flows to the carrying amount of these assets. The resulting impairment charge of $19.8 million consisted primarily of the asset impairment loss and included certain operating losses related to the Tomato Rumba's division.

ITEM 2.

                                  APPLE SOUTH, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    JUNE 30, 1996



COMPARISON OF HISTORICAL RESULTS - FISCAL QUARTERS ENDED JUNE 30, 1996 AND JULY 2, 1995

Restaurant sales for the second quarter and the six months ended June 30, 1996 increased 27% and 32% for the same periods in 1995. This increase in sales for 1996 is primarily due to sales from 19 Applebee's and eight Don Pablo's opened in the first six months of 1996 and 22 Applebee's and nine Don Pablo's opened in the last two quarters of 1995. Sales at existing restaurants which were operating at normal capacity (these restaurants collectively average annual sales of approximately $2.25 million at Applebee's and approximately $2.75 million at Don Pablo's) in 1995 were approximately 4% lower at Applebee's and 7% higher at Don Pablo's in the first six months of 1996 as compared with the same period in 1995. Sales at those restaurants which were operating below capacity were approximately 4% lower at Applebee's and 14% higher at Don Pablo's for the first six months of 1996. Management believes that the sales increase at its Don Pablo's restaurants is primarily the result of television advertising which was initiated during the first six months of 1996.

For the second quarter and the six months ended June 30, 1996 restaurant operating expenses as a percent of sales decreased 0.8% and 0.5% as compared with the same periods in 1995. The resulting increase in restaurant operating margins is principally due to (i) lower food and beverage costs, as a percent of sales, as the Don Pablo's and Harrigan's divisions benefit from lower purchasing costs due to new distribution supply contracts implemented in the second quarter and (ii) lower food and beverage costs and lower payroll and benefits costs, as a percent of sales, as fifteen restaurants in the higher cost Tomato Rumba's division were closed for the entire second quarter of 1996. These margin improvements were partially offset by an increase in depreciation and amortization expense, as a larger percentage of restaurants are owned.

General and administrative expenses as a percent of sales decreased by 0.1% in the second quarter and the first six months of 1996 as compared with the same periods in 1995.

Interest expense as a percent of sales increased in 1996 compared with 1995 primarily due to higher average borrowings as compared with the same period in 1995. Other expenses increased in 1996 compared with 1995 primarily due to the amortization of goodwill and other intangibles recorded as a part of the purchase price allocations for acquisitions made by the Company in 1995.

The Company's effective tax rate for the full year 1996 is expected to be 36%, which approximates the effective tax rate on 1995 earnings before merger costs associated with DF&R.

As a result of the factors discussed above, net earnings for the second quarter of 1996 increased to 7.1% of sales compared with 6.9% for the same period in 1995. For the six months ended June 30, 1996, net earnings were 1.6% compared with 6.4% for the same period in 1995. This decrease in net earnings for the first half of 1996 was the result of the first quarter asset revaluation charge of $19.8 million ($12.7 million, after-tax).

On July 28, 1996, the Company closed the six remaining restaurants in its Tomato Rumba's division. As a result of these closings, the Company expects to incur an additional impairment charge of approximately $6-8 million in the third quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased approximately $2.7 million in the six months ended June 30, 1996. Principal sources of funds in the first six months of 1996 consisted of (i) cash flow from operations ($32 million) and
(ii) the issuance of senior notes ($125 million). The primary uses of funds consisted of (i) repayment of revolving credit agreements ($82 million),
(ii) costs associated with expansion, principally land, building and equipment associated with the construction of new Applebee's and Don Pablo's restaurants ($52 million) and (iii) the purchase of 842,800 shares of treasury stock
($19 million).

Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company is able to operate with negative working capital. The increases in inventory, premises and equipment, franchise costs and accrued liabilities are principally due to the 27 restaurants opened during the first six months of 1996. The increase in other assets is principally due to the increase in cash surrender value of an officer's life insurance policy (approximately $0.9 million), deferred loan costs related to the June senior note offering (approximately $3.1 million), and land held for corporate office development (approximately $2.9 million) purchased in the first six months of 1996. The decrease in accounts payable is primarily due to the timing of construction payments at the end of the second quarter of 1996. Further increases in current assets and liabilities are expected as the Company continues its restaurant development program.

In connection with obtaining the consent of Applebee's International, Inc., the franchisor of Applebee's restaurants (the "Franchisor"), for the June, 1995 transfer of the Marcus Applebee's restaurants and the exclusive development rights to territories in Wisconsin and the Chicago area, the Company agreed to establish new annual development schedules through the year 2000. At June 30, 1996, Apple South was obligated to open 155 additional Applebee's restaurants by the end of the year 2000, including 10 required to be opened by the end of 1996.

In the first six months of 1996, the Company expanded its unsecured revolving bank credit agreements from $120 million to $185 million with interest payable at a margin above LIBOR or at prime. Approximately $19 million was outstanding under these revolving bank credit agreements as of June 30, 1996.

In June 1996, the Company issued $125 million of registered senior notes at an interest rate of 9.75%. Management believes that the proceeds from this debt offering, together with cash flow from operations and remaining borrowings available under existing credit agreements will provide funding sufficient to achieve the Company's expansion plans at least through 1997.

FORWARD-LOOKING INFORMATION

The Company does not expect a significant increase in payroll expenses, as result of the recently-enacted minimum wage legislation, but is uncertain of the repercussion, if any, on other expenses as vendors are impacted by higher minimum wage standards.

The information contained herein includes certain forward-looking information regarding restaurant openings, operating margins, capital requirements, cash flow from operations and assumptions regarding the availability of new credit facilities. This forward-looking information could be affected by changes in monetary and fiscal policies, laws and regulations, and social and economic conditions, such as inflation or a recession, increased competition in the restaurant industry, the current trend toward "dining out" and the amount, type and cost of financing available to the Company.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Limitations on the payment of dividends and other distributions with respect to the Company's common stock, $0.01 par value, imposed by the Indenture for the Company's 9.75% senior notes have been previously reported.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 30, 1996, at which the following proposals were voted upon by shareholders: (i) the election of seven members of the Board of Directors, (ii) the approval of the Company's 1995 Stock Incentive Plan, as amended, and (iii) the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors.

Each of the seven members of the Company's Board of Directors was reelected to hold office until the next Annual Meeting of Shareholders and/or until his successor is elected and has qualified by the following votes:

                                       Affirmative         Negative
                                       -----------         --------

    Tom E. DuPree, Jr.                 32,983,163          151,014
    Michael W. Evans                   32,980,977          153,200
    John G. McLeod, Jr.                32,983,544          150,633
    David P. Frazier                   32,983,544          150,633
    Marc D. Redus                      32,983,544          150,633
    James W. Rowe                      32,982,949          151,228
    Thomas R. Williams, Sr.            32,983,149          151,028

The proposal to approve the Company's 1995 Stock Incentive Plan was approved as follows: affirmative votes 21,747,333, negative votes 8,650,089, and abstaining votes 2,736,755. The appointment of KPMG Peat Marwick LLP was ratified as follows: 33,090,355 affirmative votes, 23,887 negative votes, and abstaining votes 19,935.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits.

     4.2 Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee, incorporated by reference to the corresponding exhibit number filed with the Company's Registration Statement on Form S-3, File No. 333-02958.

    27.1      Financial Data Schedule

(b) Reports on Form 8-K.

    None.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                APPLE SOUTH, INC.
                                                  (Registrant)


Date:   August 13, 1996                By:   /s/ Erich J. Booth
                                            ----------------------------
                                            Erich J. Booth
                                            Chief Financial Officer
                                            (On behalf of the Registrant and as
                                             Chief Accounting Officer)