Form 10-Q
period 1996-09-29
APPLE SOUTH INC
filed 1996-11-13
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the quarterly period ended September 29, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                        Commission File Number: 0-19542


                                APPLE SOUTH, INC.
             (Exact name of registrant as specified in its charter)

            Georgia                                      59-2778983
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 Hancock at Washington, Madison, GA                         30650
(Address of principal executive offices)                 (Zip Code)

                                  706-342-4552
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                X Yes       No



As of November 11, 1996, there were 38,437,924 shares of common stock of the Registrant outstanding.

                                APPLE SOUTH, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 29, 1996


                                      INDEX


Part I - Financial Information Page

     Item 1 - Consolidated Financial Statements:

          Consolidated Statements of Earnings.................................3

          Consolidated Balance Sheets.........................................4

          Consolidated Statement of Shareholders' Equity......................5

          Consolidated Statements of Cash Flows...............................6

          Notes to Consolidated Financial Statements..........................7

     Item 2 - Management's  Discussion  and Analysis of Financial  Condition and
          Results of Operations..............................................10

Part II - Other Information

          Item 6 - Exhibits and Reports on Form 8-K..........................12

Signature ...................................................................13

Part 1 - Financial Information
Item 1 - Financial Statements


                                APPLE SOUTH, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Quarter Ended         Nine Months Ended
-----------------------------------------------------------------------------------------
                                             Sept. 29,     Oct. 1,    Sept. 29,   Oct. 1,
                                               1996         1995        1996        1995
-----------------------------------------------------------------------------------------

Restaurant sales:
  Applebee's                                $  95,911      81,229     280,438     218,268
  Don Pablo's                                  36,603      24,527      96,471      62,614
  Harrigan's                                    5,269       5,599      16,545      16,983
  Tomato Rumba's                                 --         5,601       3,526      14,088
  Hardee's                                      2,013       2,036       6,094       6,234
-----------------------------------------------------------------------------------------
    Total restaurant sales                    139,796     118,992     403,074     318,187
-----------------------------------------------------------------------------------------

Restaurant operating expenses:
  Food and beverage                            38,467      32,659     110,585      87,717
  Payroll and benefits                         42,713      34,668     119,663      93,535
  Depreciation and amortization .               5,427       4,639      16,253      12,318
  Other operating expenses                     33,332      27,064      92,054      71,708
-----------------------------------------------------------------------------------------
      Total restaurant operating expenses     119,939      99,030     338,555     265,278
-----------------------------------------------------------------------------------------

Income from restaurant operations              19,857      19,962      64,519      52,909

  General and administrative expenses           6,748       6,057      19,925      16,150
  Merger and asset revaluation charges          7,300       1,964      27,100       1,964
-----------------------------------------------------------------------------------------

 Operating income                               5,809      11,941      17,494      34,795
-----------------------------------------------------------------------------------------

 Other income (expense):
     Interest expense                          (3,455)     (1,571)     (7,521)     (4,284)
     Interest income                             --           171          65         552
     Other, net                                  (491)       (392)     (1,511)       (826)
-----------------------------------------------------------------------------------------

      Total other income (expense)             (3,946)     (1,792)     (8,967)     (4,558)
-----------------------------------------------------------------------------------------
Earnings before income taxes                    1,863      10,149       8,527      30,237

Income taxes                                      675       3,675       3,050      10,950
-----------------------------------------------------------------------------------------
Net earnings                                $   1,188       6,474       5,477      19,287
=========================================================================================
Earnings per common and
    common equivalent share                 $    0.03        0.16        0.14        0.50
=========================================================================================
Weighted average common and common
    equivalent shares outstanding              39,147      40,079      39,625      38,301
=========================================================================================

       See accompanying notes to consolidated financial statements.

                                                      APPLE SOUTH, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except share data)
                                                         (Unaudited)

----------------------------------------------------------------------------------------------
                                                                         Sept. 29,    Dec. 31,
                                                                           1996         1995
----------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                          $   2,154      4,806
      Short-term investments                                                   54        377
      Accounts receivable                                                   3,527      3,506
      Inventories                                                           5,993      5,416
      Prepaid expenses and other                                            7,184      5,282
--------------------------------------------------------------------------------------------
           Total current assets                                            18,912     19,387

Premises and equipment, net                                               356,027    303,077
Franchise costs, net                                                        5,493      4,920
Goodwill, net                                                              36,856     38,375
Other assets                                                               10,396      3,379
--------------------------------------------------------------------------------------------
                                                                        $ 427,684    369,138
============================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                  $  18,716     13,489
      Accrued liabilities                                                  27,310     20,282
      Current installments of long-term debt                                  339      3,207
      Income taxes                                                           --          187
--------------------------------------------------------------------------------------------
           Total current liablilites                                       46,365     37,165

Long-term debt                                                            188,354    118,726
Deferred income taxes                                                       8,800     10,026
--------------------------------------------------------------------------------------------
           Total liabilities                                              243,519    165,917
--------------------------------------------------------------------------------------------

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                        --         --
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
           39,116,432 issued in 1996 and 39,079,261 issued in 1995            391        391
      Additional paid-in capital                                          135,330    142,355
      Retained earnings                                                    65,097     60,475
      Treasury stock at cost;  829,116 shares  in 1996                    (16,653)      --
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

                                                                        $ 427,684    369,138
============================================================================================


See accompanying notes to consolidated financial statements.

                                APPLE SOUTH, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                 Additional                            Total
                                                Common Stock      Paid-in    Retained    Treasury  Shareholders'
                                               Shares   Amount    Capital    Earnings       Stock      Equity
----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                     39,079   $391   $ 142,355    $ 60,475    $   --      $ 203,221

Net earnings (loss)                                --      --         --        (5,487)       --         (5,487)
Purchase of common stock                           --      --         --          --        (8,215)      (8,215)
Common stock issued to ESPP                           5    --          100        --          --            100
Common stock issued to ESOP                        --      --          (21)       --           271          250
Exercise of options                                --      --       (4,228)       --         4,698          470
Tax effect of exercise of options by employees     --      --        1,498        --          --          1,498
Cash dividends ($0.006 per share)                  --      --         --          (235)       --           (235)
---------------------------------------------------------------------------------------------------------------

Balance at March 31, 1996                        39,084    391     139,704      54,753      (3,246)     191,602
---------------------------------------------------------------------------------------------------------------

Net earnings                                       --      --         --         9,777        --          9,777
Purchase of common stock                           --      --         --          --       (10,725)     (10,725)
Common stock issued to ESPP                        --      --           (2)       --            98           96
Exercise of options                                  32    --       (2,557)       --         3,667        1,110
Tax effect of exercise of options by employees     --      --        1,386        --          --          1,386
Cash dividends ($0.008 per share)                  --      --         --          (313)       --           (313)
---------------------------------------------------------------------------------------------------------------

Balance at June 30, 1996                         39,116    391     138,531      64,217     (10,206)     192,933
---------------------------------------------------------------------------------------------------------------

Net earnings                                       --      --         --         1,188        --          1,188
Purchase of common stock                           --      --         --          --       (11,108)     (11,108)
Common stock issued to ESPP                        --      --            6        --           117          123
Exercise of options                                --      --       (4,168)       --         4,544          376
Tax effect of exercise of options by employees     --      --          961        --          --            961
Cash dividends ($0.008 per share)                  --      --         --          (308)       --           (308)
---------------------------------------------------------------------------------------------------------------

Balance at September 29, 1996                    39,116   $391   $ 135,330    $ 65,097    ($16,653)   $ 184,165
===============================================================================================================


See accompanying notes to consolidated financial statements.

                                APPLE SOUTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
-----------------------------------------------------------------------------------------------------
                                                                                Sept. 29,     Oct. 1,
                                                                                   1996        1995
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                             $   5,477       19,287
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                      19,032       13,441
               Increase (decrease) in current assets and current liabilities       7,833       (2,655)
               Deferred income taxes                                              (1,226)       2,315
               Asset revaluation charges                                          23,762         --
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                       (88,823)     (86,143)
      Proceeds from sale of premises and equipment                                   429          746
      Short-term investments                                                         323        2,445
      Additions to franchise costs                                                  (823)        (784)
      Additions to other assets                                                   (7,017)        (818)
      Assets acquired for cash                                                      --        (52,059)
-----------------------------------------------------------------------------------------------------
                              Net cash used in investing activities             (95,911)    (136,613)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from (repayment of) revolving credit agreements               (38,590)      43,500
      Proceeds from issuance of long-term debt                                   125,000         --
      Principal payments on long-term debt                                       (19,650)      (5,924)
      Proceeds from issuance of common stock                                       2,525       60,904
      Dividends declared and paid                                                   (856)        (451)
      Purchase of treasury stock                                                 (30,048)        --
-----------------------------------------------------------------------------------------------------
                              Net cash provided by financing activities       38,381       98,029
-----------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD            (2,652)      (6,196)
Cash and cash equivalents at the beginning of the period                           4,806       20,587
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                             $   2,154       14,391
=====================================================================================================


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 1996
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no materi al change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 29, 1996.


NOTE 2 - SHAREHOLDERS' EQUITY

In February 1996, the Company announced that it would purchase up to one million shares of its common stock through open market transactions to satisfy obligations under stock option and employee stock ownership plans. This repurchase program was completed in July 1996. In September 1996, the Company announced a separate one million share repurchase program. As of September 29, 1996, the Company had purchased an aggregate 1,447,800 shares of its common stock under these programs at an average price of $ 20.64 per share.

Cash dividends declared and paid in the quarter ended September 29, 1996 were $308,000, or $0.008 per share. On November 6, 1996, the Company declared a cash dividend of $0.008 per share, payable on November 29, 1996, to shareholders of record on November 15, 1996.


NOTE 3 - LONG-TERM DEBT

In June 1996, the Company issued $125 million of 9.75% registered senior notes due June 2006. A portion of the proceeds from this offering was used to pay down the Company's $185 million unsecured revolving bank credit facilities. In July 1996, the Company repaid the outstanding balance of $18 million on a term loan at par. On September 29, 1996, approximately $61 million was outstanding under the revolving bank credit facilities.

On September 30, 1996, the Company replaced a $20 million bank credit facility with a new $25 million revolving line of credit, effectively increasing the Company's unsecured revolving bank credit facilities to $190 million.

NOTE 4 - INCOME TAXES

The Company's effective tax rate for the first nine months of both 1996 and 1995 was approximately 36%. The Company's effective tax rate for the full year 1996 is expected to be 36%, which approximates the effective tax rate on 1995 earnings before merger and conversion costs associated with the merger with DF&R Restaurants, Inc.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended September 29, 1996 and October 1, 1995, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                       1996              1995
                                      ------            ------
Interest paid                         $4,121            $3,401
Income taxes paid                     $1,541            $6,660


NOTE 6 - COMMITMENTS

As of September 29, 1996, the Company had commitments aggregating approximately $23 million for the acquisition and construction of new restaurants. At September 29, 1996, the Company had fulfilled its obligation under development agreements with Applebee's International, Inc., the franchisor of Applebee's restaurants, to open Applebee's restaurants in 1996 and is obligated to open 47 additional Applebee's restaurants through 1997.


NOTE 7 - ASSET REVALUATION

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

On July 28, 1996, the Company closed the six remaining restaurants in its Tomato Rumba's division. As a result of these closings, the Company incurred an additional impairment charge of approximately $7.3 million in the third quarter.

Item 2.
                                APPLE SOUTH, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 29, 1996



COMPARISON OF HISTORICAL RESULTS - FISCAL QUARTERS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995

     Restaurant sales for the third quarter and the nine months ended September 29, 1996 increased 17% and 27% compared with the same periods in 1995. This increase in sales for 1996 is primarily due to sales from 31 Applebee's and 14 Don Pablo's opened in the first nine months of 1996 and ten Applebee's and one Don Pablo's opened in the last quarter of 1995. This sales increase was partially offset by the closure of twelve Tomato Rumba's restaurants in March 1996 and the closure of the six remaining locations in July 1996. Sales at existing restaurants which were operating at normal capacity (these restaurants collectively average annual sales of approximately $2.25 million at Applebee's and approximately $2.75 million at Don Pablo's) in 1995 were approximately 4% lower at Applebee's and 7% higher at Don Pablo's in the first nine months of 1996 as compared with the same period in 1995. Sales at those restaurants which were operating below capacity were approximately 3% lower at Applebee's and 14% higher at Don Pablo's for the first nine months of 1996. Management believes that the sales increase at its Don Pablo's restaurants is primarily the result of television advertising which was initiated during the first nine months of 1996. Sales, primarily at the Applebee's division, were negatively impacted by unseasonably severe weather in the first quarter, and by hurricanes and the Olympics in the third quarter.

     For the third quarter and the nine months ended September 29, 1996 restaurant operating expenses as a percent of sales increased 2.6% and 0.6% as compared with the same periods in 1995. The resulting decrease in restaurant operating margins is principally due to (i) higher payroll and benefits and training costs due to increased staffing levels in the Applebee's division, (ii) higher food and beverage costs due primarily to an increase in dairy prices, and
(iii)lower average unit volumes in the Applebee's division, which reduced operating leverage on fixed costs. These margin declines were partially offset by an improvement in food and beverage costs in the Don Pablo's division, which was the result of a new distribution supply contract.

     General and administrative expenses as a percent of sales decreased by 0.3% in the third quarter and 0.2% in the first nine months of 1996 as compared with the same periods in 1995. This decrease is due to no executive bonuses being earned in the third quarter.

     On July 28, 1996, the Company closed the six remaining restaurants in its Tomato Rumba's division. As a result of these closings, the Company incurred an additional impairment charge of $7.3 million .

     Interest expense as a percent of sales increased in 1996 compared with 1995 due to higher average borrowings as a result of Company expansion and higher average borrowing rates as a result of the new permanent layer of capital added in the form of the registered senior notes. Other expenses increased in 1996 compared with 1995 primarily due to the amortization of goodwill and other intangibles recorded as a part of the purchase price allocations for acquisitions made by the Company in 1995.

     The Company's effective tax rate for the full year 1996 is expected to be 36%, which approximates the effective tax rate on 1995 earnings before merger costs associated with DF&R.

     As a result of the factors discussed above, net earnings for the third quarter of 1996 decreased to 0.8% of sales compared with 5.4% for the same period in 1995. For the nine months ended September 29, 1996, net earnings were 1.4% compared with 6.1% for the same period in 1995. This decrease in net earnings for the first nine months of 1996 was primarily the result of the asset revaluation costs of $27.1 million ($17.3 million, after tax).

     Responding to lower average unit volumes, higher mangement turnover, and other factors precipitated by a cultural clash in a Midwest acquisition completed in 1995 in the Applebee's division, the Company increased staffing levels and added eleven experienced multi-unit managers to enhance operational leadership and to improve guest service in the Applebee's division during the third quarter of 1996. These actions resulted in increased payroll and benefits costs in the third quarter, which are expected to continue through 1996 and into 1997. Management anticipates that these higher costs will be offset with average unit volume increases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased approximately $2.7 million in the nine months ended September 29, 1996. Principal sources of funds in the first nine months of 1996 consisted of (i) cash flow from operations ($55 million) and (ii) the issuance of senior notes ($125 million). The primary uses of funds consisted of (i) repayment of revolving credit agreements ($39 million), (ii) costs associated with expansion, principally land, building and equipment associated with the construction of new Applebee's and Don Pablo's restaurants ($89 million), (iii) the purchase of 1,137,800 shares of treasury stock ($30 million), (iv) repayment of long-term debt, including a term loan ($20 million), and (v) additions to other assets ($7 million).

     Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company is able to operate with negative working capital. The increases in inventory, premises and equipment, franchise costs, accounts payable and accrued liabilities are principally due to the 45 restaurants opened during the first nine months of 1996. The increase in prepaid expenses is due to $0.9 million in prepaid income tax and $1.0 million in real estate deposits. The increase in other assets is principally due to the increase in cash surrender value of an officer's life insurance policy (approximately $0.9 million), deferred loan costs related to the June senior note offering (approximately $3.1 million), and land held for corporate office development (approximately $2.9 million) purchased in the first nine months of 1996. Further increases in current assets and liabilities are expected as the Company continues its restaurant development program.

     In connection with obtaining the consent of Applebee's International, Inc., the franchisor of Applebee's restaurants (the "Franchisor"), for the June, 1995 transfer of the Marcus Applebee's restaurants and the exclusive development rights to territories in Wisconsin and the Chicago area, the Company agreed to establish new annual development schedules through the year 2000. At September 29, 1996, Apple South was obligated to open 142 additional Applebee's restaurants by the end of the year 2000, including 47 required to be opened through 1997.

     In the first nine months of 1996, the Company expanded its unsecured revolving bank credit agreements from $120 million to $190 million with interest payable at a margin above LIBOR or at prime. Approximately $61 million was outstanding under these revolving bank credit agreements as of September 29, 1996.

     In June 1996, the Company issued $125 million of registered senior notes at an interest rate of 9.75%. Management believes that the proceeds from this debt offering, together with cash flow from operations and remaining borrowings available under existing credit agreements will provide funding sufficient to achieve the Company's expansion plans at least through 1997.

FORWARD-LOOKING INFORMATION

     The Company does not expect a significant increase in payroll expenses, as a result of the recently-enacted minimum wage legislation, but is uncertain of the repercussion, if any, on other expenses as vendors are impacted by higher minimum wage standards.

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


PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         27.1      Financial Data Schedule

(b)      Reports on Form 8-K.

         None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            APPLE SOUTH, INC.
                                                            (REGISTRANT)

Date: November 12, 1996

                                                         By:  /s/ Erich J. Booth
                                                         -----------------------
                                                         Erich J. Booth
                                                         Chief Financial Officer
                                                    (On behalf of the Registrant
                                                and as Chief Accounting Officer)