Form 10-K405
period 1996-12-29
APPLE SOUTH INC
filed 1997-02-24
CIK 849101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 29, 1996
                           Commission File No. 0-19542


                                APPLE SOUTH, INC.
             (Exact name of registrant as specified in its charter)

                  Georgia                  59-2778983
          (State of Incorporation)         (I.R.S. Employer
                                            Identification No.)

          Hancock at Washington
             Madison, Georgia                30650
           (Address of Principal           (Zip Code)
            Executive Offices)

       Registrant's telephone number, including area code: (706) 342-4552

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                     Common Stock, par value $.01 per share
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] -----------------------------

         As of February 18, 1997, the aggregate market value of the common stock of registrant held by non-affiliates of the registrant, as determined by the last sales price, was $516,776,720.

         As of February 18, 1997, the number of shares of common stock outstanding was 38,279,757.

                                     PART I

         Unless otherwise noted, the information in this Annual Report reflects stock dividends of four-tenths of a share for each share outstanding on September 10, 1991, one-half share for each share outstanding on November 2, 1992, one-half share for each share outstanding on January 29, 1993, one-half share for each share outstanding on August 30, 1993, and one-half share for each share outstanding on June 1, 1994. In November 1995, the Company acquired DF&R Restaurants, Inc. ("DF&R") in a transaction accounted for as a pooling of interests, and accordingly all financial and other information concerning the Company set forth in this Annual Report includes DF&R for all periods unless otherwise indicated. References in this Annual Report to the "Company" or "Apple South" include Apple South, Inc., and its operating subsidiaries unless otherwise indicated.

Item 1.  Business

General

         Apple South is a rapidly growing, multi-concept restaurant operating company. Since its inception in 1986, Apple South has increased its profitability and size through the efficient management of restaurant operations and through a series of strategic restaurant openings and acquisitions. Over the last five fiscal years, restaurant sales have increased at a compound annual growth rate of 37%, and restaurant margins have increased from 12.2% in 1991 to 15.7% in 1996.

         At December 29, 1996, Apple South operated 306 casual dining restaurants, consisting of 231 casual dining restaurants operated under the name "Applebee's Neighborhood Grill & Bar"; 63 "Don Pablo's" restaurants featuring traditional Mexican and Tex-Mex dishes and 12 "Harrigan's" restaurants which offer traditional classics such as mesquite-smoked prime rib, hickory-grilled steaks and chicken. In addition, Apple South operates ten franchised Hardee's fast-food hamburger restaurants which Apple South has a signed contract to sell. For the year ended December 29, 1996, Apple South's restaurant sales were $546 million.

         As a franchisee of Applebee's International, Inc. (the "Franchisor"), the Company holds the exclusive development rights for Applebee's restaurants in all or part of 22 states in the South, Mid-Atlantic and Midwest regions of the United States. The Company opened its first Applebee's restaurant in Greenville, South Carolina in 1986 and is currently the largest Applebee's operator. In November 1995, the Company merged with DF&R Restaurants, Inc. ("DF&R"), which operates Don Pablo's and Harrigan's restaurants on a proprietary basis. The Don Pablo's restaurants are concentrated in Texas and the Midwest region, while Harrigan's restaurants are located in Texas, Oklahoma and New Mexico.

         Apple South's growth strategy includes expanding existing restaurant concepts; acquiring new restaurant concepts; and leveraging Company-wide expertise and resources across concepts to improve the effectiveness of existing restaurants while maintaining concept integrity and individuality. This multi-concept strategy allows the Company to reach a broad customer base through specialized restaurant market segments. By operating restaurant concepts as separate divisions, the Company protects each concept's individuality, but allows each division to leverage the best practices of other divisions. Each Apple South restaurant concept is established as an entrepreneurial operating division and functions on a decentralized basis with individual recruiting, training, marketing, accounting, and restaurant operations. Each division is supported by various centralized functions such as human resources, finance, treasury and capital formation.

     Apple South expects to open a total of 60 restaurants in 1997, including at least 34 in the Applebee's division and 25 in the Don Pablo's division. Expansion efforts during the next few years will be focused on the development of additional Applebee's restaurants in the Company's existing development territories and Don Pablo's restaurants in the Midwest, Mid-Atlantic, Southeast and Northeast. In 1996, the Company closed its Tomato Rumba's division and is holding those assets for redeployment. The Company has a signed contract for the sale of its Hardee's restaurants which it expects to complete in the first quarter of 1997.

APPLE SOUTH'S RESTAURANT CONCEPTS

Applebee's

         The Applebee's concept was initiated in 1980 with the opening of the first Applebee's restaurant in Atlanta, Georgia, by a predecessor of the Franchisor. The Franchisor is a publicly held company headquartered in Overland Park, Kansas. As of December 29, 1996, the Applebee's restaurant system consisted of 819 restaurants in 45 states, Puerto Rico, Canada, the Caribbean and Europe. Approximately 18% of these restaurants are operated by the Franchisor, 28% by Apple South and the remainder by other franchisees. During 1996, a total of 163 new Applebee's restaurants were opened system-wide; 45 of these were opened by the Company's Applebee's division.

         The Company is an active participant in the Franchisor's Franchise Business Council, which consists of seven representatives of the Applebee's franchisees and three representatives of the Franchisor. The council participates in regular meetings with management of the Franchisor and serves as a mechanism for franchisees to obtain and exchange information regarding operations, marketing, facilities and product development, and provides a forum to discuss franchisee issues and concerns. Due to the number of Applebee's restaurants operated by the Company's Applebee's division, the Company has the right to continued representation on the council.

        Concept. Applebee's restaurants are designed to appeal to a market niche between the full-service and fast-food segments of the restaurant industry. The restaurant's customer base consists primarily of the 21 to 54 year old age group that grew up on fast-food, but now prefers a more sophisticated menu, the availability of alcoholic beverages and a comfortable ambiance in addition to the traditional qualities of fast-food restaurants, namely speed, value and convenience. Each Applebee's restaurant is designed and marketed as a friendly "neighborhood establishment" appealing to both families and adults, and featuring table service dining and a selection of moderately priced, high-quality food and beverage items.

        Menu. Each Applebee's restaurant offers a diverse menu of traditional and innovative dishes. Entrees include various international dishes, hamburgers and sandwiches. Also included are a full range of appetizers, such as nachos and Buffalo chicken wings, and soups, salads and desserts. Pursuant to requirements of the Franchisor, approximately 60% of the selections on each Applebee's menu consist of required national core items and approximately 40% of the selections are chosen by the Company's Applebee's division from an approved list of optional items. While the available menu items are revised by the Franchisor every six months to reflect changes in customer tastes, these revisions are typically limited. The Applebee's division actively participates in the search for new menu items to replace slower-selling items. Alcoholic beverages are available at each restaurant and represented approximately 14% of total sales in 1996. The cost of a typical meal at the Company's Applebee's restaurants, including beverages, currently ranges from $5.75 to $7.25 per person for lunch and $7.25 to $8.75 for dinner. Applebee's restaurants also offer a separate lower priced children's menu.

        Restaurant Layout. Restaurants in the Applebee's division usually contain between 4,400 and 5,000 square feet of space in a free-standing brick and glass building. Existing restaurants generally have 38 dining tables seating approximately 150 customers, with a centrally located bar seating 18 additional customers.

        Unit Economics. During 1996, the average cost of developing and opening an Applebee's restaurant was approximately $1.6 million, including land, construction or improvement costs, fixtures and equipment, franchise fees, and excluding approximately $45,000 to $80,000 in preopening expenses. Preopening expenses consist principally of nonrecurring costs, such as hourly employee recruiting, license fees, meals and lodging and travel. Preopening costs are incurred in connection with opening each restaurant and are expensed during the restaurant's first full month of operations. The cost of land for these restaurants ranged from approximately $215,000 to $825,000.

       Expansion Strategy. In addition to development of its existing territories, Apple South has expanded in recent years by acquiring other Applebee's franchisees, thereby obtaining new development territories as well as additional restaurants. Apple South intends to expand its Applebee's operations during the next few years through the development of additional restaurants in existing development territories. Under development agreements with the Franchisor, the Company is required to open a specified number of Applebee's restaurants in each development territory over specified intervals. Apple South management believes that the Applebee's division's existing development territory will support over 400 Applebee's restaurants and will accommodate planned restaurant development for approximately four to six years. Apple South does not expect to acquire any additional Applebee's development territory.

       Management and Employees. A typical restaurant has a general manager and three associate managers and employs approximately 65 people, approximately 45 of whom are part-time. Responsibility for the Applebee's division is organized geographically with 21 regional directors of operations that report to one of five regional vice presidents of operations, each of whom reports directly to the Applebee's division president. Restaurant managers are eligible for monthly bonuses based on the performance of their restaurants. Area supervisors, regional directors, vice presidents and the president of operations are eligible for quarterly bonuses based on the performance of their assigned restaurants and Apple South.

     Quality Control. General and associate managers are responsible for assuring compliance with the operating procedures of the division and the Franchisor. Compliance with these procedures is monitored by periodic on-site visits and quarterly inspections by area supervisors, directors of operations and representatives of the Franchisor. Additional inspections are made by the divisional management and the Franchisor from time to time. Monthly ratings of each restaurant are published internally to all management personnel.

       Training. The Applebee's division places significant emphasis on the proper training and continued development of its employees. Training programs are provided for all hourly and management employees. The management training program typically lasts 12 weeks, incorporates Franchisor training standards and includes on-site instruction at geographically dispursed training restaurants. When the Applebee's division opens a new restaurant, management positions are usually staffed with personnel who have had previous experience in a management position at another Applebee's restaurant. In addition, a highly experienced opening team assists in opening the restaurant. Prior to opening, all staff personnel undergo a week of intensive training conducted by the restaurant opening team.

       Purchasing. Apple South strives to obtain consistent quality items at competitive prices from reliable sources for all of its divisions. The
Applebee's division must comply with the uniform recipe and ingredient specifications provided by the Franchisor. However, the division can purchase the necessary food and beverage inventories and restaurant supplies from independent vendors approved by the Franchisor. Although the division currently uses one distributor for substantially all of its food products, all food and beverage products necessary to operate the restaurants are available on short notice from alternative qualified suppliers. The Applebee's division has not experienced any significant delays in receiving food and beverage inventories or restaurant supplies.

       Advertising and Marketing. Pursuant to the Company's franchise agreements, each Applebee's restaurant contributes 1% of gross sales to the Franchisor for a national advertising and marketing fund to benefit all franchisees. The Franchisor uses this fund to develop advertising and sales promotion materials and concepts. Each restaurant also contributes an additional 0.5% of gross sales primarily for the purchase of media in its markets. The Applebee's division also is required to spend 1.5% of gross sales from each restaurant on local advertising. The Company's franchise agreements provide that the Franchisor may increase the required contribution to the national fund and the required expenditure for local advertising; however, the increase may not result in total required expenditures for advertising exceeding 5% of gross sales. The Applebee's division's marketing personnel develop their own marketing strategies and the division typically spends its advertising dollars on television and radio.

       Restaurant Reporting. Financial controls are maintained through a centralized, computerized accounting system. The Applebee's division has a point-of-sale reporting system in each restaurant. The restaurant managers also submit weekly sales reports, customer counts, and payroll data. Physical inventories of all food, beverage, and supply items are taken at least twice monthly. Operating results compared to prior periods and budgets are closely monitored by both divisional and corporate personnel. Management believes that its current systems are adequate to support planned expansion.

       Franchise and Development Agreements. The Company's Applebee's division operates its restaurants under individual franchise agreements that are part of broader exclusive development agreements with the Franchisor. The separate franchise agreements each provide the right to operate a specific Applebee's restaurant for a period of twenty years, with an additional twenty-year renewal option. Each development agreement grants exclusive rights to develop and operate Applebee's restaurants within a defined geographic area, provided that a certain number of restaurants are opened over scheduled intervals. At December 29, 1996, the Company was obligated to open 129 additional Applebee's restaurants by the end of 2000, including 34 required to be opened by the end of 1997.

       The development agreements prohibit the Company from owning or operating other restaurants whose menus and methods of operation are similar to that employed by Applebee's restaurants and which are located within the geographic area covered by the development agreement during the term of, and for a period of two years following the termination of, the development agreement. Under the development agreements, the Franchisor must approve the site and the architectural and engineering plans for each new Applebee's restaurant. The Franchisor may terminate each development agreement if Apple South defaults in its performance under such development agreement or under any franchise agreement. Each franchise agreement prohibits Apple South from transferring a franchise without the prior approval of the Franchisor. Generally, each new franchise agreement requires an initial $30,000 franchise fee, a monthly royalty fee of 4% of gross sales and a monthly advertising fee of 1.5% of gross sales, in each case payable to the Franchisor. The Franchisor has the right to increase the advertising fee up to an amount that would equal, when added to other required expenditures for advertising, 5% of gross sales.

        As the result of an agreement between Apple South and the Franchisor, it is highly unlikely that the Franchisor will approve any transfers of development territory to Apple South from another franchisee or directly grant Apple South any new development territory. Apple South management believes that the Applebee's division's existing development territories will accommodate planned Applebee's restaurant development for approximately four to six years.

Don Pablo's

       Apple South acquired 44 Don Pablo's restaurants as a result of its merger with DF&R in November 1995. In 1996, the Company's Don Pablo's division opened 19 additional restaurants. Average weekly volumes for 1996 at Don Pablo's restaurants open for all of 1995 and 1996 increased 8% over the prior year, with significant gains resulting from television advertising instituted by Apple South.

       Concept. The first Don Pablo's was opened in Arlington, Texas in 1987. Don Pablo's restaurants feature traditional Mexican and Tex-Mex dishes served in a distinctive, festive dining atmosphere reminiscent of a Mexican village plaza. Each restaurant is staffed with a highly experienced management team that is visible in the dining area and interacts with both customers and the staff to ensure attentive customer service and consistent food quality. Don Pablo's offers items prepared fresh on-site using high-quality ingredients at relatively low prices. The diverse menu, generous portions and attractive price/value relationship appeal to a broad customer base.

       Menu. Don Pablo's menu offers a wide variety of entrees, including enchiladas and tacos served with various sauces and homemade salsa and mesquite-grilled items such as fajitas, carne asada and chicken. The menu also includes tortilla soup, a selection of salads, Mexican-style appetizers such as quesadillas and unique desserts. During 1996, the cost of a typical meal, including beverages, at Don Pablo's was $7.25 to $8.35 for lunch and

$7.80 to $9.35 for dinner. In addition to its regular menu, Don Pablo's offers 13 lunch specials priced from $4.85 to $6.45 each. Don Pablo's also has a lower priced children's menu. While Don Pablo's emphasizes its dining experience, it also provides full bar service. Alcoholic beverage sales accounted for approximately 20% of Don Pablo's total sales during 1996.

       Restaurant Layout. Don Pablo's distinctive Mexican architecture and interior decor provide a casual, fun dining atmosphere. The restaurants have an open, spacious feel, created with the use of sky-lights and a Mexican village plaza design, and are enhanced by an indoor fountain and the use of stucco, brick and tile, as well as plants, signs and art work. Homemade tortillas cooked in the dining area underscore Don Pablo's commitment to fresh, authentic Mexican food. Don Pablo's utilizes both one and two-story building designs. The two-story design features a balcony which provides seating for bar patrons and dining customers waiting to be seated. The one-story design incorporates a smaller bar adjacent to the dining area. Both designs use high ceiling architecture and have similar dining capacities. Don Pablo's restaurants range in size from 6,000 square feet to 9,900 square feet, with the average restaurant containing approximately 8,000 square feet. Don Pablo's generally have dining room seating for approximately 230 customers and bar seating for approximately 70 additional customers.

       Unit Economics. During 1996, Apple South's average cost of developing and opening a Don Pablo's restaurant was approximately $1.7 million, excluding land costs and preopening expenses. The cost of land for these restaurants ranged from approximately $860,000 to $1,550,000; preopening expenses were approximately $55,000 to $115,000.

       Expansion Strategy. The Company's Don Pablo's division believes that the growing popularity of Mexican and Tex-Mex food and the relatively few Mexican food restaurants in certain regions of the United States, combined with the success of its Midwest and Mid-Atlantic restaurants, support the division's commitment to continue developing Don Pablo's restaurants in targeted markets. In 1997, new restaurants will be located principally in the Midwestern, Mid-Atlantic and Southeastern regions of the United States. Where feasible, the Don Pablo's division intends to cluster its restaurants in various markets to achieve operating and advertising efficiencies. The number of restaurants actually opened will vary depending upon, among other things, the division's ability to locate suitable sites, the availability of financing and general economic conditions.

       Management and Employees. Management of the Don Pablo's division currently is shared by 18 district and area managers who report to both the Regional Vice President of Operations and the Vice President of Food Operations. The division's current strategy is to have each area manager responsible for a limited number of Don Pablo's restaurants, thus facilitating a focus on quality of operations and unit profitability. The management staff of a typical restaurant consists of one general manager, one kitchen manager and three assistant managers. The Don Pablo's division spends considerable effort training and developing its employees and encourages promotion from within. General managers and kitchen managers are eligible to receive bonuses equal to a percentage of their restaurant's sales, subject to operating within budgeted costs.

       Quality Control. All levels of management are responsible for ensuring that Apple South's restaurants are operated in accordance with strict quality standards. The Don Pablo's division employs a kitchen manager in each restaurant, which allows each restaurant general manager to spend most of his time in the dining area of the restaurant supervising his staff and providing service to customers. Compliance with the division's quality standards is monitored by periodic on-site visits and formal periodic inspections by the area managers.

       Training. The Don Pablo's division requires each employee to participate in a formal training program. Management training generally lasts ten to 16 weeks and encompasses three general areas, including (i) all service positions;
(ii) management accounting, personnel management, and dining room and bar operations; and (iii) kitchen management. When the division opens a new restaurant, management positions are almost always staffed with personnel who have had previous experience in a management position at another Don Pablo's restaurant. In addition, a highly experienced opening team assists in opening the restaurant. Prior to opening, all staff personnel undergo a week of intensive training conducted by the restaurant opening team.

       Purchasing. Apple South strives to obtain consistent quality items at competitive prices from reliable sources for all of its divisions. Apple South continually researches and tests various products in an effort to maintain the highest quality products and to be responsive to changing customer tastes. Substantially all of the Don Pablo's division's purchasing needs are handled through its divisional headquarters. Although the division currently uses one distributor for substantially all of its food products other than produce, which is purchased locally, all food and beverage products necessary to operate the restaurants are available on short notice from alternative qualified suppliers. The Don Pablo's division has not experienced any significant delays in receiving its food and beverage inventories, restaurant supplies or equipment.

       Advertising and Marketing. Don Pablo's historical success has been achieved with minimal expenditures on advertising and marketing, relying primarily on the curb appeal of its buildings and customer word-of-mouth. In 1996, the Don Pablo's division devoted more resources to marketing efforts for its restaurants, including first-time television campaigns and radio advertising in certain core markets, which contributed to an 8% increase in annual sales for those restaurants open for all of 1995 and 1996. Apple South expects the increased marketing efforts in the Don Pablo's division to continue in 1997.

       Restaurant Reporting. Financial controls are maintained through a centralized accounting system. The Don Pablo's division has a proprietary point-of-sale reporting system in each of its locations. The restaurant managers prepare daily reports of cash, deposits, sales, sales mix, labor costs and customer counts for Don Pablo's management. The restaurant managers also submit weekly sales reports, customer counts and payroll data. Physical inventories of all food, beverage and supply items are taken at least monthly. Operating results compared to prior periods and budgets are closely monitored by both divisional and corporate personnel. Management believes that its current systems are adequate to support planned expansion.

Harrigan's

       The Company strives to achieve a relaxed, informal atmosphere in its 12 Harrigan's restaurants with a warm, cozy dining environment. Harrigan's restaurants range in size from 6,400 square feet to 9,000 square feet, and the average restaurant is approximately 7,250 square feet. Harrigan's menu features a variety of American food, including hickory-grilled steaks, chicken and half-pound hamburgers. Harrigan's also offers mesquite-smoked prime rib and baby back ribs, pasta dishes, soups, salads and seafood, as well as brunch and lunch specials. Various signature items such as New Orleans potato casserole, paper-thin french fried zucchini, distinctive cheese bread and specialty desserts are also offered. During 1996, the cost of a typical meal at Harrigan's, including beverages, was $8.00 to $8.75 for lunch and $10.70 to $12.40 for dinner. Although Harrigan's offers full bar service, it emphasizes its dining experience. Alcoholic beverage sales during 1996 accounted for approximately 16% of Harrigan's total sales.

       Harrigan's restaurants generally have dining room seating for approximately 175 to 200 customers and bar seating for approximately 75 additional customers. Apple South plans to open one new Harrigan's in 1997. Operationally, the Company's Harrigan's division is structured similarly to the Don Pablo's division, with a district director of operations, area managers, and one general manager, one kitchen manager and three assistant managers per restaurant. Financial procedures and controls, training methods, purchasing processes and various other aspects of operations previously developed by Apple South for its Don Pablo's division are also applied to the Harrigan's division.

PENDING ACQUISITIONS

McCormick & Schmick

       In keeping with its multi-concept strategy, Apple South has entered into an agreement to acquire McCormick & Schmick, one of the nation's largest upper-end casual seafood restaurant groups. As of February 7, 1997, McCormick & Schmick had 16 restaurants in Oregon, Washington, California, Colorado and the District of Columbia. Apple South will pay $53 million for this acquisition, of which approximately $50 million will be paid in cash and the remainder will be paid in Apple South Common Stock. Apple South will assume approximately $15 million in debt in connection with the acquisition. Apple South expects to complete this acquisition in the first quarter of 1997.

       The first McCormick & Schmick restaurant was acquired in 1972 by co-founders William McCormick and Doug Schmick. Both founders continue to manage the restaurant group and will remain as senior management following the acquisition by Apple South.

       McCormick & Schmick restaurants offer fine, fresh seafood and outstanding service in an elegant yet informal setting. The restaurants' master chefs develop menu offerings which emphasize distinctive seafood and also feature meat, poultry, salads and pasta. Menus vary daily based on fresh product availability and price, and usually feature over 85 items. The restaurants serve both lunch and dinner, with the cost of a typical meal, including beverages, of $10.00 to $15.00 for lunch and $25.00 to $30.00 for dinner. The bar at each restaurant features selections of premium liquors and an extensive wine list. Sales of alcoholic beverages accounted for approximately 30% of McCormick & Schmick's total sales during the year ended January 4, 1997.

       The design of a McCormick & Schmick restaurant varies from a traditional fish house design in a historic setting to a more contemporary dinner house and brew pub concept. The restaurants have an elegant ambiance created through the use of brass, rich wood, stained glass, linens and candlelight. McCormick & Schmick restaurants range in size from 6,000 to 14,000 square feet with dining capacities for 130 to 290 customers.

       McCormick & Schmick restaurants are operated under the names "McCormick & Schmick's," "McCormick," "McCormick's," "Jake's," "McCormick & Kuleto's" and "Harborside." McCormick & Schmick intends to open two new restaurants in 1997.

Hops Grill & Bar

       Apple South also has entered into an agreement to acquire Hops Grill & Bar, which, as of February 7, 1997, operated 19 full-service, casual dining restaurants featuring an on-premise microbrewery. The purchase price for Hops Grill & Bar will be $31.5 million, which will be paid equally in cash and Apple South Common Stock. In addition, Apple South will assume approximately $26.5 million of debt. Apple South expects to complete this acquisition in the first quarter of 1997.

       The first Hops Grill & Bar restaurant was opened in Clearwater, Florida in 1989. Each restaurant offers a diverse menu of popular foods, freshly prepared in a display kitchen with a strict commitment to quality. The restaurants seek to heighten customers' sense of value by offering generous portions at moderate prices. Hops Grill & Bar restaurants feature an American-style menu that includes top choice steaks and prime rib, smoked baby back ribs, fresh fish, chicken and pasta dishes, deluxe burgers and sandwiches, hand-tossed salads with homemade dressings, appetizers, soups and desserts. The menu offers separate selections for children. The cost of a typical meal, including beverages, currently ranges from $6.00 to $9.00 per person for lunch and $13.00 to $15.00 per person for dinner.

       As a complement to its menu, each Hops Grill & Bar restaurant offers lager-style beers and ales that are brewed on-premises. The restaurants utilize their original recipes to brew four distinctive lager-style beers and ales:
Clearwater Light, Lightning Bold Gold, Hammerhead Red and A-1 Ale. An observation microbrewery at each restaurant allows customers to view the entire brewing process. The brewed beers are served in a frozen glass mug and, except for one non-alcoholic beer, are the only beers served. Full bar service is also available at each restaurant. Sales of alcoholic beverages accounted for approximately 18% of the total sales (with beer constituting 10% of total sales) during 1996.

       Hops Grill & Bar restaurants range in size from approximately 5,000 to 7,300 square feet. The on-premise brewing equipment is an integral aspect of the design, enhancing the ambiance of the restaurant and creating a dramatic visual effect. The observation microbreweries in the restaurants occupy from 450 to 750 square feet. The restaurant dining and bar areas seat from 160 to 240 customers. The cost of developing and opening a Hops Grill & Bar restaurant averaged approximately $1.4 million in 1996, excluding land costs and including approximately $160,000 in microbrewery equipment.

       An operating partner program is a key element of the Hops Grill & Bar development strategy. Under this program, each operating partner acquires a 10% interest in the restaurants developed within a specified geographic area. Each operating partner is an experienced restaurant operator who can provide local market knowledge and management. Five of the Hops Grill & Bar restaurants currently have an operating partner whose interest will remain in place after the acquisition by Apple South. Apple South expects that Hops Grill & Bar will continue this program following the acquisition. Hops Grill & Bar intends to open nine restaurants in 1997.

Other Concepts

       Apple South operates ten Hardee's fast-food restaurants in northern and central Florida as a franchisee of Hardee's Food Systems. In January 1997, Apple South signed a contract for the sale of its Hardee's restaurants, which Apple South expects to complete by the end of the first quarter of 1997. The Hardee's division contributed less than 2% of sales in 1996.

       In April 1995, Apple South changed the name of the Gianni's Little Italy concept to Tomato Rumba's Pastaria Grill to avoid trademark conflicts in certain markets. During 1995, all but three restaurants in this division were opened as, or converted, to Tomato Rumba's. However, during 1996, the division did not meet Apple South's expectations and all 21 restaurants were closed. Apple South expects to redeploy those assets. The Tomato Rumba's division contributed less than 1% of sales in 1996.

Governmental Regulation

       Each of Apple South's restaurants is subject to licensing and regulation by a number of governmental authorities, which include alcoholic beverage control, and health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. If Apple South fails to maintain all required state and local licenses permitting the sale of liquor by the drink at each of it's Applebee's restaurant, then the Franchisor may terminate both the franchise agreement pertaining to such restaurant and the development agreement pertaining to the territory in which the restaurant is located.

       In 1996, approximately 14% of Apple South's Applebee's sales, 20% of Don Pablo's sales and 16% of Harrigan's sales were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of Apple South's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Some of the counties in which Apple South has restaurants prohibit the sale of alcoholic beverages on Sundays. Typically, licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of Apple South's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

       Apple South may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Apple South carries liquor liability coverage as part of its existing comprehensive general liability insurance.

       Apple South's restaurant operations are also subject to Federal and state laws governing such matters as minimum wage, working conditions, overtime and tip credits. Apple South does not expect a significant increase in payroll expenses as a result of the recently-enacted minimum wage legislation, but is uncertain of the repercussion, if any, on other expenses as vendors are impacted by higher minimum wage standards.

Competition

       The restaurant industry is highly competitive with respect to price, service, location, and food type and quality, and competition is expected to intensify. There are a few, well-established competitors with greater financial and other resources than Apple South. Some of Apple South's competitors have been in existence for a substantially longer period than Apple South and may be better established in the markets where Apple South's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, the availability and cost of suitable locations, and the type, number and location of competing restaurants. Apple South experienced increased competition in attracting and retaining qualified management level operating personnel. In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting hourly employees may adversely affect the restaurant industry in general and Apple South's restaurants in particular.

Employees

       As of December 29, 1996, Apple South employed approximately 22,000 persons in 22 states. Of those employees, approximately 350 held management or administrative positions, 1,600 were involved in restaurant management, and the remainder were engaged in the operation of Apple South's restaurants. Management believes that Apple South's continued success will depend to a large degree on its ability to attract and retain good management employees. While Apple South will have to continually address a level of employee attrition normally expected in the food-service industry, Apple South has taken steps to attract and keep qualified management personnel through the implementation of a variety of employee benefit plans, including an Employee Stock Ownership Plan, a 401(k) Plan, and an incentive stock option plan for its key employees. None of Apple South's employees is covered by a collective bargaining agreement. Apple South considers its employee relations to be good.

Item 2.  Properties

       The Company owns a renovated historic building in Madison, Georgia, containing approximately 19,000 square feet of office space which is used as its corporate headquarters and an adjoining new building containing approximately 41,000 square feet of office space which serves as its Applebee's division operations center. The office for the Don Pablo's and Harrigan's divisions is currently located in approximately 16,000 square feet of leased space in Bedford, Texas, under a lease which terminates in May 1999, subject to the Company's right to terminate the lease in 1997 by paying a specified termination fee. The Company is currently building a new divisional facility which will house the Don Pablo's and Harrigan's division operations center and is expected to be complete by the third quarter of 1997. The Company believes that its corporate headquarters is sufficient for its present needs. As of February 17, 1997, the Company owned 152 restaurant sites and buildings, owned 79 restaurant buildings subject to ground leases, and leased 84 of its restaurant facilities. Thirty of these leases contain purchase options.

       In selecting sites, the Applebee's and Don Pablo's divisions attempt to acquire prime locations in the market area to maximize both short- and long-term revenues. Site selection is made by each division's development department, subject to executive officer approval and the Franchisor's approval for Applebee's restaurants. The Applebee's and Don Pablo's divisions primarily target customers who are 21 to 54 years old and have a family annual income over $25,000. A target market area should have a population base of at least 50,000. Within the target market area the current divisions evaluate major retail and office concentrations and major traffic arteries to determine focal points. Site specific factors considered include visibility, ease of ingress and egress, proximity to direct competition, accessibility to utilities, local zoning regulations, laws regulating the sale of alcoholic beverages, and various other factors. The restaurants are generally located in stand-alone buildings on major arteries in an effort to provide high visibility and convenient access from both residential and business areas.

       As of February 17, 1997, the Company operated 320 restaurants in the following locations:



                    Applebee's  Don Pablo's  Harrigan's  Hardee's  Total


Florida                  29        7                      10        46
Virginia                 38        6                                44
Tennessee                39                                         39
South Carolina           34                                         34
Illinois                 25                                         25
Texas                             13            7                   20
Wisconsin                19                                         19
Ohio                      2       11                                13
Kentucky                  8        3                                11
Mississippi              10                                         10
Indiana                   1        9                                10
Iowa                     10                                         10
Maryland                  8        1                                 9
Oklahoma                           4            3                    7
Georgia                   5                                          5
Pennsylvania              1        3                                 4
West Virginia             4                                          4
North Carolina            3                                          3
Michigan                           3                                 3
Minnesota                          2                                 2
New Mexico                                      1                    1
Arizona                            1                                 1
--------------------------------------------------------------------------------
Totals                  236       63           11         10       320
================================================================================



Item 3.  Legal Proceedings

       The Company is not currently a party to, and no property of the Company is the subject of, any material pending legal proceeding, other than ordinary routine litigation incidental to its business.


Item 4.  Submission of Matters to a Vote of Security Holders

       The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar year 1996.

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

       The Company's common stock is traded on the Nasdaq Stock Market (National Market) under the symbol "APSO". A summary of the range of high and low sales prices per share for the Company's common stock is presented below.

Stock Price Performance

                   Low         High
1995
1st quarter        $11.75      16.13
2nd quarter        $14.50      19.50
3rd quarter        $19.13      25.88
4th quarter        $17.75      24.63

1996
1st quarter        $17.13      24.50
2nd quarter        $22.13      28.25
3rd quarter        $13.00      27.25
4th quarter        $11.38      15.00

As of February 17, 1997, there were approximately 20,000 shareholders of the Company's common stock, based on the number of record holders and the estimated number of individual participants represented by security position listings.

Dividends

       The following table indicates cash dividends declared per share on the Company's common stock for the following fiscal years, adjusted to give retroactive effect to the Company's 1994 stock dividends (see Note 11 to the consolidated financial statements):

       Quarter Ended          1996           1995           1994
-------------------------------------------------------------------------------

       March                 0.0060        0.0040          0.0027
       June                  0.0080        0.0060          0.0040
       September             0.0080        0.0060          0.0040
       December              0.0080        0.0060          0.0040
-------------------------------------------------------------------------------

           Total             0.0300        0.0220          0.0147

Item 6.  Selected Financial Data

Five-year Summary of Selected Financial Data

Apple South, Inc.
(Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                          5-year Compound
                                        Annual Growth Rate    1996           1995            1994            1993            1992
-----------------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Applebee's                                 39.8%        $379,042         300,928         201,359         150,921        102,464
    Don Pablo's                                59.0%         133,261          88,820          57,192          31,132         17,039
    Harrigan's                                 -0.7%          21,991          22,781          23,021          23,044         23,183
    Tomato Rumba's                               -             3,526          19,399           9,973           2,718             10
    Hardee's                                    1.1%           8,202           8,262           9,014           9,940          8,663
-----------------------------------------------------------------------------------------------------------------------------------
         Total restaurant sales                36.6%         546,022         440,190         300,559         217,755        151,359
-----------------------------------------------------------------------------------------------------------------------------------

Restaurant operating expenses:
    Food and beverage                          34.1%         150,090         120,630          84,910          63,329         44,756
    Payroll and benefits                       37.2%         162,017         129,424          87,236          62,425         43,589
    Depreciation and amortization              40.5%          22,509          17,662          11,119           7,483          4,932
    Other operating expenses                   34.5%         125,781          98,850          69,483          51,636         37,663
-----------------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses  35.5%         460,397         366,566         252,748         184,873        130,940
-----------------------------------------------------------------------------------------------------------------------------------

Income from restaurant operations              43.7%          85,625          73,624          47,811          32,882         20,419
                                                               15.7%           16.7%           15.9%           15.1%          13.5%

General and administrative expenses            36.3%          26,329          22,298          15,359          11,584          7,917
Merger and asset revaluation charges             -            27,700           9,997               -               -              -
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                               30.4%          31,596          41,329          32,452          21,298         12,502
-----------------------------------------------------------------------------------------------------------------------------------
                                                                5.8%            9.4%           10.8%            9.8%           8.3%
Other income (expense):
    Interest expense                           32.2%         (11,417)         (6,189)         (3,131)         (2,205)        (2,193)
    Interest income                           -12.2%              69             638             789             590            184
    Other, net                                    -           (2,024)         (1,349)           (150)           (490)          (606)
------------------------------------------------------------------------------------------------------------------------------------
          Total other income (expense)         39.5%         (13,372)         (6,900)         (2,492)         (2,105)        (2,615)
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                   25.5%          18,224          34,429          29,960          19,193          9,887
                                                                3.3%            7.8%           10.0%            8.8%            6.5%

Income taxes                                   25.8%           6,550          14,150          10,900           7,250           3,725
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                   25.4%         $11,674          20,279          19,060          11,943           6,162
====================================================================================================================================
                                                                2.1%            4.6%            6.3%            5.5%            4.1%
Earnings per common and
    common equivalent share                    11.9%           $0.30            0.52            0.54            0.36            0.22
====================================================================================================================================
Weighted average common and common
    equivalent shares outstanding              12.0%          39,369          38,880          35,444          33,395          27,806
====================================================================================================================================

Restaurants open at end of period:
    Applebee's                                 36.9%             231             187             120              90             68
    Don Pablo's                                55.2%              63              44              33              17              9
    Harrigan's                                    -               12              12              12              12             12
    Tomato Rumba's                                -                0              21              13               4              2
    Hardee's                                      -               10              10              10              10             10
          Total                                32.6%             316             274             188             133            101
Annual sales growth                            36.6%            24.0%           46.5%           38.0%           43.9%          32.0%
Net earnings growth                            25.4%           -42.4%            6.4%           59.6%           93.8%          63.4%
Earnings per share growth                      11.9%           -43.1%           -3.7%           50.0%           63.6%          29.4%
Working capital                                   -         ($15,494)        (17,778)          2,200           6,175        (17,801)
Total assets                                   54.2%        $457,827         369,138         226,087         137,201         74,337
Long-term obligations                          68.4%        $215,891         118,726          70,190          32,227         18,225
Shareholders' equity                           54.0%        $191,429         203,221         120,341          79,899         28,859
------------------------------------------------------------------------------------------------------------------------------------

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     For an understanding of the significant factors that influenced Apple South's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this annual report.

Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total restaurant sales.



                                                                                                  Year Ended
                                                                  ------------------------------------------------------------------
                                                                                       Dec. 29,          Dec. 31,           Dec. 31,
                                                                                          1996              1995               1994
------------------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Applebee's                                                                            69.%               68.%               67.%
    Don Pablo's                                                                           24.4               20.2               19.0
    Harrigan's                                                                             4.0                5.2                7.7
    Tomato Rumba's                                                                         0.7                4.4                3.3
    Hardee's                                                                               1.5                1.9                3.0
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                                         100.0              100.0              100.0
------------------------------------------------------------------------------------------------------------------------------------

Restaurant operating expenses:
    Food and beverage                                                                     27.5               27.4               28.3
    Payroll and benefits                                                                  29.7               29.4               29.0
    Depreciation and amortization                                                          4.1                4.0                3.7
    Other operating expenses                                                              23.0               22.5               23.1
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                                             84.3               83.3               84.1
------------------------------------------------------------------------------------------------------------------------------------
Income from restaurant operations                                                         15.7               16.7               15.9
General and administrative expenses                                                        4.8                5.1                5.1
Merger and asset revaluation charges                                                       5.1                2.2                --
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                           5.8                9.4               10.8
------------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                                                     (2.1)              (1.4)              (1.0)
    Interest income                                                                       0.0                0.1                0.2
    Other, net                                                                           (0.4)              (0.3)               --
------------------------------------------------------------------------------------------------------------------------------------
          Total other income (expense)                                                   (2.5)              (1.6)              (0.8)
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                               3.3                7.8               10.0
Income taxes                                                                               1.2                3.2                3.7
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                              2.1%                4.6%              6.3%
====================================================================================================================================


Comparison of Historical Results - Fiscal Years 1996, 1995 and 1994

Sales

     Restaurant sales for 1996 increased 24% to $546 million from $440 million in 1995 primarily due to a full-year's sales from 67 Applebee's and 11 Don
Pablo's restaurants opened or acquired in 1995 and a partial-year's sales from 45 Applebee's and 19 Don Pablo's restaurants opened in 1996. This sales increase was partially offset by the closure of 21 restaurants in the Tomato Rumba's division and one Applebee's restaurant in 1996. For restaurants that were open during all of 1995 and 1996, average weekly volumes from 1995 to 1996 decreased 3% at Applebee's and increased 8% at Don Pablo's. For that base group of 120 Applebee's restaurants, the comparison improved each quarter, ranging from a decrease of 4% in the first quarter to a decrease of 1% in the fourth quarter.

     Management believes that the sales increase at Don Pablo's restaurants is primarily the result of television advertising, which was initiated during 1996. Sales, primarily at the Applebee's division, were negatively impacted by unseasonably severe weather in the first quarter and by hurricanes and the Summer Olympics in the third quarter. Sales in the fourth quarter of 1996 were negatively impacted by a shortened Christmas season and the December 29 period cut-off which excluded New Year's Eve. Responding to lower average unit volumes, higher management turnover and other factors precipitated by a cultural clash in a Midwest acquisition completed in 1995 in the Applebee's division, the Company increased staffing levels and added experienced multi-unit managers to enhance operational leadership and to improve guest service in the Applebee's division beginning in the third quarter of 1996. Sales trends for the division have improved in late 1996 and early 1997.

     Restaurant sales for 1995 increased 46% to $440 million from $301 million in 1994 primarily due to a full-year's sales from 30 Applebee's, 16 Don Pablo's, and ten Gianni's restaurants opened in 1994 and a partial-year's sales from 67 Applebee's, 11 Don Pablo's and nine Tomato Rumba's opened or acquired in 1995. One Gianni's restaurant was closed in each of 1995 and 1994. For restaurants that were open during all of 1994 and 1995, average weekly volumes from 1994 to 1995 remained constant at Applebee's and increased 1% at Don Pablo's.

     In 1995, the Company increased restaurant sales and income from restaurant operations by accelerating its restaurant acquisition program. In March 1995, the Company acquired certain assets including eight operating Applebee's restaurants and the exclusive Applebee's development rights for most of Iowa, northwestern Illinois, and contiguous areas in Wisconsin and Missouri for approximately $17 million in cash (the "Iowa acquisition"). In June 1995, the Company acquired certain assets including 18 operating Applebee's restaurants and the exclusive Applebee's development rights for the Chicago metropolitan area, most of Wisconsin and contiguous areas in Minnesota and Michigan from Marcus Restaurants, Inc. for approximately $48 million (the "Marcus acquisition"). The results of operations from the acquired restaurants are included in consolidated operating results from the time of acquisition. In November 1995, Apple South merged with DF&R Restaurants, Inc. ("DF&R") in a pooling- of- interests transaction. The merger was effected through the exchange of 1.5 shares of Apple South common stock for each share of DF&R common stock, which resulted in the issuance of approximately 9.3 million shares of Apple South common stock.

Operating Expenses

     Restaurant operating expenses as a percentage of sales increased to 84.3% in 1996 from 83.3% in 1995 and 84.1% in 1994. The resulting 1996 decrease in restaurant operating margins is principally due to (i) higher food and beverage costs as a percentage of sales at Applebee's, (ii) lower average unit volumes in the Applebee's division which reduced operating leverage on fixed costs and
(iii) an increase in labor costs in Applebee's related to the staffing initiatives begun in the last half of the year. The increased labor costs are expected to continue into 1997, although management anticipates that these higher costs will be offset with average unit volume increases. These 1996 margin reductions were partially offset by (i) lower food and beverage costs as a percentage of sales at Don Pablo's and Harrigan's, (ii) an increase in operating leverage at Don Pablo's on fixed costs as a result of the higher average unit volumes and (iii) lower preopening and training costs as a percentage of sales.

     Pursuant to the terms of a revised agreement with the Company's primary food distributor for the Applebee's division, effective in July 1994, the Company took advantage of early payment discounts and reduced days payable from 30 to 0 by January, 1995, which lowered food and beverage costs in that division by 1.1% in 1995. Effective in April, 1996, new distribution supply contracts were implemented for the Don Pablo's and Harrigan's divisions which resulted in a decrease of food and beverage costs, as a percentage of sales, for those divisions. These efforts were offset in 1996 by rising cheese, dairy and pork prices, which affected all divisions. The combined effect of these factors was a 0.1% increase in food and beverage costs for the Company for 1996 compared to 1995. Management does not expect significant fluctuations in food and beverage costs in 1997.

     Preopening and training expenses as a percentage of sales decreased to 2.2% in 1996 from 2.3% in 1995 and 2.7% in 1994 due to the expenses for the openings being compared to a larger sales base. The number of openings as a percentage of the number of restaurants open at the beginning of the year was 23%, 32% and 42% for 1996, 1995 and 1994, respectively. The decrease from 2.7% in 1994 to 2.3% in 1995 primarily resulted from incremental sales increases from the 26 restaurants acquired in 1995 which did not incur preopening and training costs that generally arise from a new restaurant opening.

General and Administrative Expenses

     General and administrative expenses as a percent of sales decreased to 4.8% in 1996 as compared with 5.1% 1995 and 1994, primarily due to a reduced level of management bonuses paid in 1996 and the allocation of relatively fixed corporate management costs to a growing number of restaurants.

Merger and Asset Revaluation Charges

     Merger and asset revaluation charges are non-recurring charges related to organizational changes made in 1996 and 1995. In April 1995, the Company changed the name of the Gianni's Little Italy concept to Tomato Rumba's Pastaria Grill to avoid trademark conflicts in certain markets. During 1995, all but three restaurants in this division were opened as, or converted to, Tomato Rumba's. However, during 1996, the division was not meeting the Company's expectations and all 21 restaurants were closed. Apple South expects to redeploy these assets. Also during 1996, the Company accelerated its efforts to sell the Hardee's division and these restaurants currently are under contract to be sold. Apple South's decision regarding the Tomato Rumba's and Hardee's divisions prompted an evaluation of the fair value of the assets in these divisions. Fair value of the assets was determined in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", by comparing expected future cash flows to the carrying value of these assets. The resulting impairment, along with the write-off of other specific assets and certain operating losses of these divisions, totaled $27.7 million and is included in merger and asset revaluation charges. In 1995, merger and revaluation charges included professional fees and other costs related to the DF&R merger. Also in 1995, these expenses included conversion costs such as decor and menu changes, the write-off of specific assets and certain operating losses related to the Gianni's Little Italy restaurants prior to conversion to Tomato Rumba's Pastaria Grill.

Interest and Other Expenses

     Interest expense increased to $11.4 million in 1996 from $6.1 million in 1995 due to higher average borrowings combined with higher average interest rates for the year. The average rate increase was principally due to the issuance of $125 million of 9.75% senior notes. Interest expense was higher in 1995 than in 1994 due to higher average debt balances partially offset by lower borrowing rates. The Company's weighted average interest rate on borrowings was approximately 8.1% in 1996, 7.3% in 1995 and 8.0% in 1994. The higher debt balances in all three years reflect the financing of the Company's restaurant construction and acquisition program. Other expenses increased in 1996 compared to 1995 primarily due to the full year of amortization of goodwill and other intangible assets recorded as a part of the allocation of purchase price for the Marcus and Iowa acquisitions in 1996 compared to a partial year in 1995. Other expenses increased in 1995 compared with 1994 due to the partial year of amortization of goodwill and other intangible assets related to the acquisitions during 1995.

Income Tax Expense

     Income tax expense as a percent of earnings before income taxes was 35.9% in 1996, 41.1% in 1995, and 36.4% in 1994. The decrease in the effective tax rate for 1996 compared with 1995 and the increase for 1995 compared with 1994 is due to certain non-deductible costs associated with the DF&R merger in 1995. Management does not expect any material change in the effective tax rate for 1997.

Net Earnings

     Net earnings as a percentage of sales decreased to 2.1% in 1996 from 4.6% in 1995 primarily as a result of asset revaluation charges (3.2% of sales, net of tax), higher interest expense and goodwill amortization, and lower restaurant-level margins in the Applebee's division, which were only partially offset by improved margins in the Don Pablo's division and a decrease in general and administrative expenses as a percentage of sales. Net earnings as a percent of sales decreased to 4.6% in 1995 from 6.3% in 1994 primarily as a result of merger and conversion expenses (1.9% of sales, net of tax), higher interest expense and goodwill amortization which were only partially offset by improved restaurant-level margins.

Liquidity and Capital Resources

     The Company's historical and projected future growth cause it to be a net user of cash, even after a significant amount of expansion financing is generated from operations. Principal financing sources in 1996 consisted of (i) the issuance of senior notes ($125 million) and (ii) cash flow from operations ($65 million). The primary uses of funds consisted of (i) costs associated with expansion, principally land, building and equipment associated with the construction of new Applebee's and Don Pablo's restaurants ($125 million), (ii) the purchase of 1,447,800 shares of treasury stock ($30 million), (iii) repayment of long-term debt ($20 million), (iv) repayment of revolving credit agreements ($11 million) and (v) additions to other assets ($7 million).

     Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company is able to operate with negative working capital.

     The increases in accounts receivable, inventory, premises and equipment, franchise costs, accounts payable and accrued liabilities are principally due to the 64 restaurants opened during 1996. The increase in prepaid expenses and other is primarily related to selected Tomato Rumba's sites and the Hardee's restaurants that are currently being held for sale. The increase in other assets is principally due to acquisition of property held for future expansion of the Company's corporate facilities, deferred loan costs related to the issuance of senior notes and the annual increase in cash surrender value on an officer's life insurance policy. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program.

     The Company's 1996 capital expenditure program provided for the opening of 45 Applebee's and 19 Don Pablo's, as well as significant technological improvements in the restaurants and the corporate office and ongoing refurbishments of existing restaurants.

     The Company expects to open 60 restaurants in 1997 and 84 in 1998. The associated capital requirements will depend upon the mix between owned and leased units. In the last three years, the Company has purchased 72% of its new restaurant sites. The annual capital requirement for new construction is expected to approximate $105 million to $115 million in 1997 and $145 million to $155 million in 1998. In addition, purchase options on six of the Company's existing operating leases become exercisable over the next two years. In order to eliminate these high-cost leases and to continue to reduce occupancy costs, the Company expects to exercise these options. The capital costs associated with these purchase options, along with capital expenditures on existing restaurants and new office facilities for the Don Pablo's and Harrigan's divisions in Texas, bring the total capital requirements to approximately $130 million in 1997 and $175 million in 1998.

     At December 29, 1996, Apple South was obligated to open 129 additional Applebee's restaurants by the end of the year 2000, including 34 required to be opened in 1997. As of February 7, 1997, the Applebee's division had opened five new restaurants and had another five under construction, while the Don Pablo's division had another six under construction.

     In February, 1997, the Company entered into an agreement to acquire McCormick & Schmick's,a restaurant company based in Oregon, for $53 million in cash and stock and the assumption of approximately $15 million in debt. This transaction, which will be accounted for as a purchase business combination, is expected to close before the end of the first quarter of 1997. McCormick and Schmick's is among the nation's largest upper-end casual seafood restaurant chains, operating 16 restaurants in Oregon, Washington, California, Colorado and Washington, D.C.

     Also in February, 1997, the Company entered into an agreement to acquire Hops Grill & Bar, a restaurant company based in Florida, for $31.5 million in common stock and cash, and the assumption of approximately $26.5 million in debt. This transaction, which will be accounted for as a purchase business combination, is expected to close before the end of the first quarter of 1997. Hops Grill & Bar consists of 19 restaurants that feature an on-premises microbrewery. All but three of the Hops restaurants are located in Florida.


     In 1996, the Company issued $125 million of registered 9.75% senior notes due March, 2006, a portion of which was used to pay down the Company's unsecured revolving bank credit facilities and to repay the $18 million remaining private placement at par. Also, in 1996, the Company expanded its unsecured revolving bank credit agreements from $120 million to $190 million with interest payable at a margin above LIBOR or at prime. Approximately $90 million was outstanding under these revolving bank credit agreements on December 29, 1996.

     In February, 1997, the Company announced its intention to issue $100 million of term convertible securities, at a rate to be determined. Net proceeds to the Company from the offering are expected to be approximately $96.5 million. Management believes that the net proceeds of this offering, cash flow from operations and remaining borrowings available under the existing credit facilities will provide funding sufficient to enable Apple South to complete the two pending acquisitions and to carry out expansion plans through the third quarter of 1998.

     The terms of the Company's revolving credit agreements include various covenants, which among other things require the Company to maintain an adjusted debt to total adjusted capital ratio of less than 65%. The Company is in compliance with all provisions of these agreements. In 1996, the Company's net financing, operating and investing activities increased the debt to total capital ratio to 53% in 1996 from 38% in 1995.

     During 1996, the Company announced that it may from time to time, depending on market conditions, purchase up to two million shares of its common stock through open market transactions to satisfy obligations under stock option and employee stock ownership plans. As of December 29, 1996, the company had purchased an aggregate 1,447,800 shares of its common stock for an aggregate purchase price of $30 million (average price of $20.76 per share). The Company does not intend to repurchase additional shares at this time.

Forward Looking Information

     Management believes that inflation has not had a material effect on earnings during the past several years. Inflationary increases in the cost of labor, food and other operating costs could adversely affect the Company's restaurant operating margins. In the past, however, the Company generally has been able to modify its operations to offset increases in its operating costs.

     The information contained herein includes certain forward looking information regarding restaurant openings, operating margins, capital requirements, cash flow from operations and assumptions regarding the availability of new credit facilities. This forward looking information could be affected by changes in monetary and fiscal policies, laws and regulations, and social and economic conditions, such as inflation or a recession, increased competition in the restaurant industry, the current trend towards "dining out" and the amount, type and cost of financing available to the Company.




Item 8.  Financial Statements and Supplementary Data

       .
Index to Consolidated Financial Statements

Independent Auditors' Report

Consolidated Statement of Earnings

Consolidated Balance Sheets

Consolidated Statements of Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditors' Report

The Board of Directors
Apple South, Inc.

We have audited the accompanying consolidated balance sheets of Apple South, Inc. as of December 29, 1996 and December 31, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple South, Inc. at December 29, 1996 and December 31, 1995, and the consolidated results of its operations and cash flows for each of the years in the three-year period ended December 29, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1996 the Company adopted the provisions of Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."


                               KPMG Peat Marwick LLP

Atlanta, Georgia
January 24, 1997
(Except for Note 15, as to which
the date is February 7, 1997)


                       Consolidated Statements of Earnings
                                Apple South, Inc.
                      (In thousands, except per share data)


                                                                                                    Year Ended
------------------------------------------------------------------------------------------------------------------------------------

                                                                                Dec. 29,             Dec. 31,               Dec. 31,
                                                                                   1996                 1995                   1994
------------------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Applebee's ...................................................            $ 379,042               300,928               201,359
    Don Pablo's ..................................................              133,261                88,820                57,192
    Harrigan's ...................................................               21,991                22,781                23,021
    Tomato Rumba's ...............................................                3,526                19,399                 9,973
    Hardee's .....................................................                8,202                 8,262                 9,014
------------------------------------------------------------------------------------------------------------------------------------

          Total restaurant sales .................................              546,022               440,190               300,559
------------------------------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
    Food and beverage ............................................              150,090               120,630                84,910
    Payroll and benefits .........................................              162,017               129,424                87,236
    Depreciation and amortization ................................               22,509                17,662                11,119
    Other operating expenses .....................................              125,781                98,850                69,483
------------------------------------------------------------------------------------------------------------------------------------

          Total restaurant operating expenses ....................              460,397               366,566               252,748
------------------------------------------------------------------------------------------------------------------------------------

Income from restaurant operations ................................               85,625                73,624                47,811

General and administrative expenses ..............................               26,329                22,298                15,359
Merger and asset revaluation charges .............................               27,700                 9,997                  --
------------------------------------------------------------------------------------------------------------------------------------

Operating income .................................................               31,596                41,329                32,452
------------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense .............................................              (11,417)               (6,189)               (3,131)
    Interest income ..............................................                   69                   638                   789
    Other, net ...................................................               (2,024)               (1,349)                 (150)
------------------------------------------------------------------------------------------------------------------------------------

          Total other income (expense) ...........................              (13,372)               (6,900)               (2,492)
------------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes .....................................               18,224                34,429                29,960

Income taxes .....................................................                6,550                14,150                10,900
------------------------------------------------------------------------------------------------------------------------------------
Net earnings .....................................................            $  11,674                20,279                19,060
====================================================================================================================================

Earnings per common and
    common equivalent share ......................................            $    0.30                  0.52                  0.54
====================================================================================================================================

Weighted average common and common
    equivalent shares outstanding ................................               39,369                38,880                35,444
====================================================================================================================================

See accompanying notes to consolidated financial statements.


                           Consolidated Balance Sheets
                                Apple South, Inc.
                        (In thousands, except share data)




-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Dec. 29,            Dec. 31,
                                                                                                          1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                               $           3,923              4,806
      Short-term investments                                                                                 52                377
      Accounts receivable                                                                                 4,568              3,506
      Inventories                                                                                         6,364              5,416
      Prepaid expenses and other                                                                          9,780              5,282
-----------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                          24,687             19,387

Premises and equipment, net                                                                             380,523            303,077
Franchise costs, net                                                                                      5,880              4,920
Goodwill, net                                                                                            36,351             38,375
Other assets                                                                                             10,386              3,379
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $         457,827            369,138
===================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                                        $          16,688             13,489
      Accrued liabilities                                                                                22,887             20,282
      Current installments of long-term debt                                                                286              3,207
      Income taxes                                                                                          320                187
-----------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                     40,181             37,165

Long-term debt                                                                                          215,891            118,726
Deferred income taxes                                                                                    10,326             10,026
-----------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                            266,398            165,917
-----------------------------------------------------------------------------------------------------------------------------------


Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                                        -                  -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
           39,124,925 issued in 1996 and 39,079,261 issued in 1995                                          391                391
      Additional paid-in capital                                                                        132,976            142,355
      Retained earnings                                                                                  70,981             60,475
      Treasury stock, at cost;  677,508 shares  in 1996                                                 (12,919)                -
-----------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                                   191,429            203,221
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $         457,827            369,138
===================================================================================================================================

See accompanying notes to consolidated financial statements.


                                           Consolidated Statements of Shareholders' Equity
                                                          Apple South, Inc.
                                               (In thousands, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Additional                                     Total
                                                       Common Stock           Paid-in        Retained      Treasury    Shareholders'
                                                   Shares        Amount       Capital        Earnings        Stock        Equity
-----------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1993                       32,768          $327       $57,287         $22,285            -      $79,899
Net earnings                                           -             -              -          19,060            -       19,060
Sale of common stock                                1,133            11        19,084               -            -       19,095
Common stock issued to ESOP                            23             1           394               -            -          395
Exercise of options                                   376             4           770               -            -          774
Tax effect of exercise of options by employees           -             -         1,637               -            -       1,637
Cash dividends ($0.015 per share)                       -             -             -            (364)           -         (364)
Distributions made by acquired
  companies prior to merger                             -             -             -            (223)           -         (223)
Pro forma income tax adjustment                         -             -             -              68            -           68
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                       34,300           343        79,172          40,826            -      120,341
Net earnings                                            -             -           -            20,279            -       20,279
Sale of common stock                                4,076            41        57,307               -            -       57,348
Common stock issued to ESOP                            56             -           665               -            -          665
Exercise of options                                   647             7         1,798               -            -        1,805
Tax effect of exercise of options by employees          -             -         3,413               -            -        3,413
Cash dividends ($0.022 per share)                       -             -           -              (630)           -         (630)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                       39,079           391       142,355          60,475            -      203,221
Net earnings                                            -             -           -            11,674            -       11,674
Purchase of common stock                                -             -           -                 -      ($30,048)    (30,048)
Common stock issued to ESOP                             -             -           (21)              -           271         250
Exercise of options                                    46             -       (13,893)              -        16,858       2,965
Tax effect of exercise of options by employees          -             -         4,535               -             -       4,535
Cash dividends ($0.030 per share)                       -             -           -            (1,168)            -      (1,168)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 29, 1996                       39,125          $391      $132,976         $70,981      ($12,919)   $191,429
===================================================================================================================================

See accompanying notes to consolidated financial statements.


                                                     Consolidated Statements of Cash Flows
                                                               Apple South, Inc.
                                                                (In thousands)


                                                                                                        Year Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net earnings                                                                           $  11,674         20,279        19,060
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                                    26,250         19,946        11,119
               Pro forma income tax adjustment                                                    --             --              68
               Deferred income taxes                                                               300          5,050         2,907
               Loss on disposal of premises and equipment                                          107             97           185
               Asset revaluation charges                                                        27,700           --            --
               (Increase) in assets:
                    Accounts receivable                                                         (1,062)        (1,601)       (1,119)
                    Inventories                                                                 (1,488)        (1,435)       (1,030)
                    Prepaid expenses and other                                                  (1,837)        (1,403)       (2,035)
               Increase (decrease) in  liabilities:
                    Accounts payable                                                             3,199          2,394         3,694
                    Accrued liabilities                                                         (4,958)         7,527         2,933
                    Income taxes                                                                 4,668          2,241         1,709
-----------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities                        64,553         53,095        37,491
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                    (124,623)      (124,066)      (99,391)
      Assets acquired for cash in business combinations                                           --          (52,059)         --
      Proceeds from sale of land and equipment                                                     429          2,209         3,930
      Decrease in short-term investments, net                                                      325          2,480         5,299
      Additions to franchise costs                                                              (1,302)        (1,205)         (909)
      Additions to other assets                                                                 (6,508)        (1,795)         --
-----------------------------------------------------------------------------------------------------------------------------------
                               Net cash used in investing activities                          (131,679)      (174,436)      (91,071)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from (repayment of) revolving credit agreements                             (11,000)        56,000        44,500
      Proceeds from issuance of long-term debt                                                 125,000           --            --
      Principal payments on long-term debt                                                     (19,756)        (9,628)       (5,668)
      Proceeds from issuance of common stock                                                     3,215         59,818        20,264
      Dividends declared and paid                                                               (1,168)          (630)         (364)
      Distributions of acquired companies prior to merger                                         --             --            (223)
      Purchase of treasury stock                                                               (30,048)          --            --
-----------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by financing activities                        66,243        105,560        58,509
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
     cash equivalents during the period                                                           (883)       (15,781)        4,929
Cash and cash equivalents at the beginning of the period                                         4,806         20,587        15,658
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                           $   3,923          4,806        20,587
===================================================================================================================================
Supplemental disclosures:
       Interest paid                                                                         $  10,728          6,878         3,139
       Income taxes paid                                                                         1,415          6,859         6,180
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

     Apple South, Inc., including its wholly owned subsidiaries (the "Company"), is a multi-concept restaurant company and is the largest operator of Applebee's Neighborhood Grill and Bar restaurants. At December 29, 1996, the Company operated 231 Applebee's, 63 Don Pablo's Mexican restaurants, 12 Harrigan's restaurants, and 10 Hardee's. The Company operates its Applebee's and Hardee's restaurants under franchise agreements, whereas the Don Pablo's and Harrigan's are proprietary concepts of the Company.

     Basis  of  Presentation  - The  consolidated  financial  statements,  which contain certain amounts based upon management's best estimates, include the accounts of Apple South, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year - Effective January 1, 1995, the Company changed its fiscal year from December 31 to a 52 or 53-week year ending on the Sunday closest to December 31. Accordingly, the financial statements presented ended on December 29, 1996, December 31, 1995 and December 31, 1994. All general references to years relate to fiscal years unless otherwise noted.

     Cash Equivalents - Cash equivalents include all highly liquid investments, which have original maturities of three months or less.

     Short-term Investments - Short-term investments, which have original maturities of greater than three months, are stated at cost plus accrued interest, which approximates market value.

     Inventories - Inventories consist primarily of food, beverages and supplies and are stated at the lower of cost (using the first-in, first-out method) or market.

     Premises and Equipment - Premises and equipment are stated at cost. Depreciation of premises and equipment is calculated using the straight-line method over the estimated useful lives of the related assets, which approximates 25 years for buildings and seven years for equipment. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

     Franchise Costs - The costs related to the acquisition of franchises are amortized over their estimated useful lives, principally 20 years, using the straight-line method. Accumulated amortization of franchise costs amounted to $1.6 million at December 29, 1996 and $1.2 million at December 31, 1995. The franchise agreements for the Applebee's restaurants also require royalty fees equal to 4% of sales and advertising fees equal to 1 1/2% of sales. The franchise agreements for the Hardee's restaurants require royalty fees of 3 1/2% of sales and an advertising fee which approximates 1/2% of sales. Such fees are expensed as incurred. Total royalty and advertising fees paid under franchise agreements were $21.4 million in 1996, $16.9 million in 1995, and $11.4 million in 1994.

     Development Costs - Certain direct and indirect costs are capitalized in conjunction with acquiring and developing new restaurants sites and amortized over the life of the related building. Development costs were capitalized as follows: $4.0 million in 1996, $3.0 million in 1995 and $1.8 million in 1994.

     Preopening Costs - Preopening costs are incurred before a restaurant is opened and consist primarily of wages and salaries, hourly employee recruiting, license fees, meals, lodging and travel plus the cost of hiring and training the management teams. Preopening costs are expensed in the first full month of a restaurant's operations.

     Advertising - The Company generally expenses advertising over the period covered by the related promotions. Total advertising expense included in other operating expenses was $13.2 million in 1996, $9.1 million in 1995 and $5.7 million in 1994, in addition to amounts paid to franchisors.

     Goodwill - Goodwill represents the excess of cost over fair value of assets acquired and is being amortized over 20 years using the straight-line method. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Accumulated amortization of goodwill amounted to $3.5 million at December 29, 1996 and $ 1.5 million at December 31, 1995.

     Stock-Based Compensation - Stock-based compensation is determined using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (Note 9).

     Earnings Per Share - Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. The weighted average number of shares and per share data have been retroactively adjusted to give effect to various stock splits, effected as stock dividends (Note 11). The difference between primary and fully diluted earnings per share was not significant in any period presented.

     Interest Rate Contracts - Interest rate hedge transactions are used to manage interest rate exposure. The differentials to be paid or received under these contracts, designated as hedges, are recognized in income over the life of the contract as adjustments to interest expense.

     Income Taxes - Apple Tenn-Flo, L.P. ("ATF") was acquired by the Company in April 1994 (Note 2) in a transaction accounted for as a pooling of interests. Prior to the merger, ATF was a limited partnership and as such, the individual partners of ATF and not the partnership were responsible for Federal and state income taxes.

     The accompanying consolidated statements of earnings reflect provisions for income taxes on a pro forma basis for the period prior to the ATF acquisition as if the Company were liable for Federal and state income taxes on ATF's earnings at a 38% statutory rate. The consolidated statements of shareholders' equity reflect adjustments to eliminate the pro forma income taxes attributed to ATF's earnings since such taxes were the direct responsibility of ATF's partners.

     Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

     Reclassifications - Certain accounts have been reclassified in the 1995 and 1994 financial statements to conform with the 1996 classifications.

Note 2 - Business Combinations and Conversions

     In July, 1996, the Company closed its six remaining Tomato Rumba's restaurants and dissolved the operating division, after having closed 12 Tomato Rumba's and 3 Gianni's restaurants in March, 1996. During 1996, the Company also accelerated efforts to sell its ten Hardee's restaurants, which are under contract and expected to be sold in early 1997. These decisions, combined with the implementation of Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", resulted in an asset revaluation charge of $27.7 million which consisted primarily of the asset impairment loss and included certain operating losses related to those divisions. Fair value of the assets in the Tomato Rumba's and Hardee's divisions was determined by comparing expected future cash flows to the carrying amount of these assets. Assets related to Hardee's and certain Tomato Rumba's locations held for sale totaling $6.0 million are in other current assets at December 29, 1996.

     On November 17, 1995, the Company exchanged 9.3 million newly issued shares of its common stock for all of the outstanding shares of DF&R Restaurants, Inc. (DF&R). DF&R operated 56 full-service, casual dining restaurants, including 44 Mexican restaurants operating under the name Don Pablo's and 12 Harrigan's restaurants specializing in mesquite-smoked prime rib and hickory-grilled steaks.

     The exchange of shares was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of the acquired entity for all periods presented. Adjustments have been made to conform DF&R's reporting periods and accounting policies. The only conforming accounting policy adjustment made to DF&R's financial statements was to expense rather than capitalize and amortize preopening expenses. As a result of this accounting policy adjustment, DF&R's net earnings for the years ending December 31 were reduced as follows: $29,000 in 1995 and $236,000 in 1994.

     Merger and conversion expenses in 1995 are non-recurring costs related to the merger with DF&R Restaurants, Inc. and the conversion of Gianni's Little Italy restaurants to Tomato Rumba's Pastaria Grill in 1995. These expenses primarily include investment banking fees, accounting and legal fees, printing costs and other costs related to the DF&R merger, as well as conversion costs which include decor and menu changes and the write-off of specific assets and certain operating losses related to the Gianni's Little Italy restaurants prior to conversion.

     In June 1995, the Company acquired certain assets of Marcus Restaurants, Inc., another operator of Applebee's restaurants, in a transaction accounted for under the purchase method for approximately $48 million. Approximately $16 million of the purchase price was funded by the proceeds from the sale of 900,000 shares of common stock, approximately $13 million of the purchase price was financed as an operating lease through the Company's leveraged lease agreement (Note 5) and the remaining $19 million was financed from borrowings under the Company's revolving credit agreements. The assets acquired included 18 operating Applebee's restaurants, two Applebee's restaurants under construction and the exclusive development rights to Applebee's territories in the Chicago metropolitan area, most of Wisconsin, and certain contiguous counties in Minnesota and Michigan. The excess of cost over fair value of assets acquired was $27 million in this acquisition.

     In March 1995, the Company acquired certain assets of another operator of Applebee's restaurants, TUG, Inc., in a transaction accounted for under the purchase method for approximately $17 million in cash. These assets included eight operating Applebee's restaurants, the buildings in which two of the restaurants are located, subject to ground leases, and the exclusive development rights to Applebee's territory for most of Iowa, northwestern Illinois and contiguous counties in Wisconsin and Missouri. The excess of cost over fair value of assets acquired was $12 million in this acquisition.

     In April 1994, the Company exchanged approximately 1 million newly issued shares of its common stock for all the partnership interests in ATF. ATF operated nine Applebee's restaurants, had one additional Applebee's restaurant under construction and held exclusive development rights for additional Applebee's restaurants in eastern Tennessee and a number of contiguous counties in adjoining states. The exchange of shares was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of the acquired entities for all periods presented. Results of operations for the ATF restaurants prior to acquisition were not significant to the Company's consolidated results of operations for the year ended December 31, 1994.

Note 3 - Premises and Equipment

     A summary of premises and equipment at December 29, 1996 and December 31, 1995 follows (amounts in thousands):

                                                           1996             1995

Land .........................................         $ 80,912           53,314
Buildings ....................................          212,477          160,196
Equipment ....................................          123,391          101,819
Leasehold improvements .......................           24,092           19,622
Construction in progress .....................           16,639           21,376
Total premises and equipment .................          457,511          356,327
Less accumulated depreciation
   and amortization ..........................           76,988           53,250
Premises and equipment, net ..................         $380,523          303,077

Note 4 - Long-Term Debt

     Long-term debt at December 29, 1996 and December 31, 1995 consists of the following (amounts in thousands):

                                                               1996         1995

Senior notes, unsecured, with interest at
    9.75%, payable semi-annually; due in 2006 ........     $125,000         --
Revolving credit agreements, unsecured, with
    variable rate interest (6.6% at December 29);
    due in 1998 ......................................       89,500      100,500
Term loan, unsecured, with interest at 7.3%;
    paid in 1996 .....................................         --         18,000
Other ................................................        1,677        3,433
Total long-term debt .................................      216,177      121,933
Less current installments ............................          286        3,207
Long-term debt, excluding
  current installments ...............................     $215,891      118,726

     Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates the book value recorded.

     The aggregate annual maturities of long-term debt for the years subsequent to December 29, 1996 are as follows: 1997 - $.3 million; 1998 - $89.7 million; 1999 - $.2 million; 2000 - $.2 million; 2001 - $.2 million; and thereafter- $125.6 million.

     Terms of the Company's senior notes and revolving credit agreements include various provisions which, among other things, require the Company to (I) maintain defined net worth and coverage ratios, (ii) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (iii) maintain defined leverage ratios. The Company was in compliance with the provisions of these agreements at December 29, 1996.

     The Company has an interest rate swap agreement outstanding with a commercial bank with a $75 million contract amount under which the Company pays an average of certain foreign LIBOR-based variable rates of 6.5% at December 29, 1996 and receives a U.S. LIBOR-based variable rate of 7.0% at December 29, 1996. This swap, which is accounted for as a hedge, is to reduce exposure to the effects of changes in U.S. interest rates through June, 1999.

     At  December  29,  1996,  the  Company  had  revolving  credit   agreements
aggregating $190 million, of which $100.5 million was unused and available.

Note 5 - Leases

     The Company has various leases for restaurant land, buildings, equipment and office facilities. Land and building lease terms range from 10 to 20 years, with renewal options ranging from five to 20 years. Equipment lease terms generally range from four to eight years. In the normal course of business, some leases are expected to be renewed or replaced by leases on other properties. In other instances, the Company expects to exercise purchase options as and when available in accordance with lease terms. Future minimum lease payments do not include amounts payable by the Company for maintenance costs, real estate taxes, insurance, etc., or contingent rentals payable based on a percentage of sales in excess of stipulated amounts for restaurant facilities.

     In 1995, the Company entered into a $30 million leveraged lease agreement. This lease financing is structured as a series of individual operating leases for financial reporting purposes, with lease rates approximately the same as the borrowing rates available under the Company's revolving credit agreements. During 1995, the entire $30 million commitment was utilized for the development and acquisition of restaurants. These properties can later be purchased at their original cost, renewed in three year increments, or sold to an unrelated party with a Company guarantee of the $30 million residual value.

     Future minimum lease payments under noncancelable operating leases at December 29, 1996 are as follows (amounts in thousands):


               1997                            $ 15,594
               1998                              15,478
               1999                              15,178
               2000                              14,450
               2001                              13,719
          Later years                            73,235
          Total minimum lease payments         $147,654

     Total rental expense related to cancelable and noncancelable operating leases was $15.6 million in 1996, $13.6 million in 1995 and $10.3 million in 1994 including contingent rentals of $.9 million in 1996 and 1995, and $1.0 million in 1994.

Note 6 - Accrued Liabilities

     A summary of accrued liabilities at December 29, 1996 and December 31, 1995 follows (amounts in thousands):
                                                           1996            1995

Payroll and related benefits ...................         $ 8,624         $ 9,776
Insurance ......................................           3,110           2,442
Property taxes .................................           3,039           1,674
Franchisor fees ................................           2,115           1,852
Other ..........................................           5,999           4,538
                                                         $22,887         $20,282

Note 7 - Income Taxes

     The components of the provision for income taxes for the years ended December 29, 1996 and December 31, 1995 and 1994 are as follows (amounts in thousands):


                                           Current       Deferred         Total
1996:
   Federal                                 $5,200            250           5,450
   State                                    1,050             50           1,100
--------------------------------------------------------------------------------
        Total                              $6,250            300           6,550
================================================================================
1995:
   Federal                                 $7,300          4,450          11,750
   State                                    1,800            600           2,400
--------------------------------------------------------------------------------
        Total                              $9,100          5,050          14,150
================================================================================
1994:
   Federal                                 $6,835          2,165           9,000
   State                                    1,500            400           1,900
--------------------------------------------------------------------------------
        Total                              $8,335          2,565          10,900
================================================================================

     A reconciliation of the Federal statutory income tax rate to the effective income tax rate (both historical and pro forma) applied to earnings before income taxes in the accompanying consolidated statements of earnings for the years ended December 29, 1996 and December 31, 1995 and 1994 follows:

                                                    1996       1995       1994

Tax at Federal statutory rate .................     35.0%      35.0%      35.0%
Increase (decrease)in taxes due to:
      Rate differential .......................     (0.7)         -       (0.3)
      State income tax, net of
         Federal benefit ......................      4.0        4.0        4.0
      FICA tip and targeted
         jobs tax credits .....................     (2.2)      (3.3)      (3.0)
Nondeductible merger and conversion expenses ..        -        5.1          -
Other, net ....................................     (0.2)       0.3        0.7
Effective tax rate ............................     35.9%      41.1%      36.4%

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred income tax liabilities. At December 29, 1996, $17.2 million of deferred income tax liability relates to building and equipment depreciation, offset by a deferred tax asset of $6.5 million related to the asset revaluation. Other temporary differences are not significant. At December 31, 1995, substantially all of the deferred income tax liability relates to building and equipment depreciation.

     The provision for income taxes reflects pro forma amounts for the additional tax expense attributable to ATF's earnings as if the Company were liable for Federal and state income taxes rather than individual partners. Pro forma taxes of $68,000 for the period prior to the ATF acquisition date in 1994 have been calculated as currently payable using a 38% statutory rate.

Note 8 - Interest Expense

     The following is a summary of interest cost incurred and interest cost capitalized as a component of the cost of construction in progress for the years ended December 29, 1996 and December 31, 1995 and 1994 (amounts in thousands):

                                                1996          1995          1994

Interest cost capitalized ............       $ 1,572         1,074           673
Interest cost expensed ...............        11,417         6,189         3,131
Total ................................       $12,989         7,263         3,804

Note 9 - Stock Option Plans

     The Company's 1988 stock option plan (the "Stock Option Plan") and the 1993 and 1995 Stock Incentive Plans (the "Stock Incentive Plans") provide for the granting of nonqualified and incentive options for up to 1,974,375 shares, 450,000 shares and 1,200,000 shares, respectively, of common stock of the Company to key officers, directors and employees. Generally, options awarded under the Company's Stock Option Plan and Stock Incentive Plans are granted at prices which equate to fair market value on the date of the grant, are exercisable over three to 10 years, and expire 10 years subsequent to award.

     The 1992 DF&R Stock Option Plan (the "DF&R Option Plan") provides for the granting of 1,000,000 shares of the Company's common stock to key officers, directors and employees. Options awarded under the DF&R Option Plan prior to the merger were adjusted based on the exchange ratio of 1.5 shares of DF&R common stock for each share of the Company's common stock. Options awarded under the DF&R Option Plan are generally granted at prices which equate to fair market value on the date of grant. With limited exceptions, all options are generally exercisable beginning one year from the date of grant with annual vesting periods and terminate not later than five years from the date of grant. Management does not anticipate granting any additional options under the DF&R Option Plan.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's 1996 net earnings and earnings per share would have been reduced by approximately $2.1 million, or approximately $.05 per share. The effects of either recognizing or disclosing compensation cost under SFAS 123 may not be representative of the effects on reported net earnings for future years. The fair value of the options granted during 1996 is estimated as $10.01 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield .25%, volatility of 41%, risk-free interest rate of 6.0%, and an expected life of 6.7 years.

     As  of  December  29,  1996,   options  to  purchase  470,135  shares  were
exercisable at a weighted average exercise price of $9.85. Further information relating to total options is as follows:

                                                                         Average
                                                       Shares             Price

Outstanding at December 31, 1993                     2,012,137         $    2.27
Granted in 1994                                        348,787             15.73
Exercised in 1994                                     (376,088)             2.06
Canceled in 1994                                        (1,500)            15.17
Outstanding at December 31, 1994                     1,983,336              5.13
Granted in 1995                                      1,479,382             19.90
Exercised in 1995                                     (646,184)             2.80
Canceled in 1995                                       (25,861)            15.51
Outstanding at December 31, 1995                     2,790,673             13.44
Granted in 1996                                        726,587             19.72
Exercised in 1996                                     (779,198)             3.25
Canceled in 1996                                      (243,870)            21.48
Outstanding at December 29, 1996                     2,494,192         $   17.66

     The following table summarizes information concerning currently outstanding and exercisable options:


                                                Options Outstanding                             Options Exercisable

                                                      Weighted          Weighted                              Weighted
         Range of                                      Average           Average                               Average
         Exercise                  Number             Remaining         Exercise            Number            Exercise
          Prices                Outstanding             Life              Price          Exercisable            Price
--------------------------  -------------------- ------------------- --------------- --------------------  ---------------

   $  1.00  - $ 5.00                     197,718         1.0                $   2.28              162,534         $   2.23
     $ 5.01 - $10.00                      43,663         0.6                    7.60               36,875             7.50
     $10.01 - $15.00                     406,119         8.2                   12.89              109,723            13.15
     $15.01 - $20.00                     923,138         6.9                   18.68              161,003            15.83
     $20.01 - $25.00                     678,486         8.9                   21.39                    -                -
     $25.01 - $30.00                     245,068         9.1                   25.57                    -                -
                            --------------------                                     --------------------

                                       2,494,192                                                  470,135
                            ====================                                     ====================

Note 10 - Employee Benefit Plans

     The Company has a noncontributory Employee Stock Ownership Plan (the "Plan") covering substantially all full-time employees. In accordance with the terms of the Plan, the Company may make contributions to the Plan in amounts as determined by the Board of Directors.

     Participants become 20% vested in their accounts after three years of service, escalating 20% each year thereafter until they are fully vested. Contributions expense was approximately $300,000 in 1996, $250,000 in 1995 and $650,000 in 1994.

     The Company has established the Apple South, Inc. Profit Sharing Plan and Trust in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. Employee contributions are matched by the Company dollar for dollar for the first 2% of the employee's income deferred. Company matching funds vest at the rate of 20% each year, beginning after three years of service. Company contributions were $422,000 in 1996, $300,000 in 1995 and $200,000 in 1994.

Note 11 - Shareholders' Equity

     In 1996, the Board of Directors authorized the purchase of up to two million shares of its common stock through open market transactions to satisfy obligations under stock option and employee stock ownership plans. As of December 29, 1996, the Company had purchased an aggregate 1,447,800 shares of its common stock under these programs at an average price of $20.76 per share.

     Pursuant to a direct placement of common stock on June 30, 1995, the Company sold 900,000 shares at $18.50. Pursuant to a registered public offering on March 3, 1995, the Company sold 3,162,500 shares of common stock at $13.75. After deducting expenses of these offerings, proceeds to the Company amounted to approximately $16 million in the June offering and $41 million in the March offering.

     On May 19, 1994, the Company's Board of Directors declared a three-for-two common stock split, effected in the form of a stock dividend to shareholders of record on June 1, 1994. Accordingly, shareholders' equity, the weighted average common and common equivalent shares outstanding, and earnings and dividends per share have been retroactively adjusted.

Note 12 - Commitments

     In connection with obtaining the consent of Applebee's International, Inc., the franchisor of Applebee's restaurants (the "Franchisor"), to the transfer of the Marcus Applebee's restaurants and the exclusive development rights to Applebee's territories in Wisconsin and the Chicago area, the Company agreed to establish new annual development schedules through the year 2000 with the Franchisor for the acquired Wisconsin and Chicago area territories and for the Company's other existing Applebee's territories.

     At December 29, 1996, the Company was obligated to open 129 additional Applebee's restaurants by the end of 2000, including 34 required to be opened by the end of 1997. If the Company opens fewer restaurants than required by the development schedule in any development territory and does not open the designated number of restaurants within the applicable cure period, the Franchisor has the right to terminate the Company's development rights in the territory where the deficiency occurs and in the acquired Chicago and Wisconsin development territories. In addition, the Franchisor would be entitled to collect a 4% royalty based on the Company's average restaurant sales with respect to each restaurant not opened in accordance with the development schedule.

     Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred.

     The Company is contingently liable for letters of credit and a guarantee of the indebtedness of others aggregating approximately $11.2 million. The Company does not expect circumstances to arise that would result in the disbursion of funds under these guarantees.

Note 13-  Related Party Transactions

     In 1994, prior to its acquisition, ATF paid related parties rent expense of $313,000 and management fees of $279,000.

Note 14 - Quarterly Financial Data (unaudited)

                             First       Second     Third      Fourth     Total
                            Quarter     Quarter    Quarter    Quarter      Year
1996:
Restaurant sales           $126,333     136,945    139,796    142,948    546,022
Income from restaurant
  operations               $ 20,019      24,643     19,857     21,106     85,625
Net earnings (loss)        $ (5,487)      9,777      1,188      6,196     11,674
Earnings (loss) per
  share                    $  (0.14)       0.25       0.03       0.16       0.30

1995:
Restaurant sales           $  91,064    108,131    118,992    122,003    440,190
Income from restaurant
  operations               $  14,326     18,621     19,962     20,715     73,624
Net earnings               $   5,396      7,417      6,474        992     20,279
Earnings per
  share                    $    0.15       0.19       0.16       0.02       0.52

Note 15 - Subsequent Events

     In January, 1997, the Company entered into an agreement to sell its 10 Hardee's restaurants for approximately $2.5 million. The transaction is expected to be completed during the first quarter of 1997. The Hardee's division was not a significant division of the Company, contributing less than 2% of sales in 1996.

     In February, 1997, the Company entered into separate agreements to acquire McCormick & Schmick's, an Oregon-based restaurant company, and Hops Grill & Bar, a Florida-based restaurant company. The purchase price for McCormick & Schmick's, which has 16 existing restaurants, is $53 million in cash and stock, plus the assumption of approximately $15 million in debt. The purchase price for Hops Grill & Bar, which has 18 existing restaurants, is $31.5 million in cash and stock plus the assumption of approximately $26.5 million in debt. These transactions will be accounted for as purchase business combinations in 1997.

     In February, 1997, the Company announced its intention to issue $100 million of term convertible securities, at a rate to be determined. Net proceeds to the Company from the offering are expected to be approximately $96.5 million and are expected to fund the pending acquisitions of McCormick & Schmick's and Hops Grill and Bar, including retirement of acquired company debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.



Part III

Item 10.  Directors and Executive Officers of the Registrant


The directors and executive officers of the Company are as follows:


     Tom E. DuPree, Jr. founded the Company and has been Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1987. Mr. DuPree has been actively involved in developing and managing restaurants since 1978. He is a graduate of Georgia Institute of Technology and holds a Master's degree in Accounting from Georgia State University. Mr. DuPree is 44 years old.

     John G. McLeod, Jr. has served as Senior Vice President of Human Resources since 1992, Vice President of Human Resources from 1987 to 1992, and a director and Secretary of the Company since its formation in 1987. From 1983 to 1987, Mr. McLeod was the Personnel Director of a predecessor of the Company. Mr. McLeod is a graduate of Wofford College. Mr. McLeod is 53 years old.

     David P. Frazier has served as a director of the Company since its merger with DF&R Restaurants, Inc. (the "DF&R merger") in November 1995. Mr. Frazier is the Company's Chief Concept Officer and Chairman of DF&R Restaurants, Inc.("DF&R"), a wholly-owned subsidiary of the Company. From 1979 to 1996, Mr. Frazier was President, Chief Executive Officer, and a director of DF&R, which he co-founded. Mr. Frazier has worked in the restaurant industry for more than 30 years. He is a graduate of Texas Tech University and is 49 years old.

     John L. Moorhead became a director of the Company in January 1997. Mr. Moorhead joined Best Foods in 1992 in his current position, Vice President of Business Management and Marketing Services. Prior to joining Best Foods, he was with PepsiCo, Inc. from 1979 to 1991 and last served as Vice President of Marketing Services for the Pepsi-Cola Company, a division of Pepsico, Inc. Prior to establishing Pepsi-Cola's Marketing Services Group, Mr. Moorhead had served as Vice President of Marketing for the Taco Bell Worldwide Division, Marketing Director at Frito Lay and within the brand management system at General Mills. Mr. Moorhead is 54 years old.

         Marc D. Redus has served as a director of the Company since the DF&R merger with the Company in November 1995. Mr. Redus is an Executive Vice President of the Company and Secretary for DF&R. From 1979 to 1996 Mr. Redus was Secretary and a director for DF&R, which he co-founded in 1979. Prior to that time, Mr. Redus worked in the restaurant industry for five years. He is 43 years old.

         James W. Rowe became a director of the Company in March 1992. He also serves as Chairman of the Audit Committee and as a member of the Compensation Committee. Mr. Rowe is a former Vice Chairman of the Executive Committee of The Great Atlantic & Pacific Tea Company, Inc., from which he retired in 1993. He is 73 years old.

     Dr. Ruth G. Shaw became a director of the Company in May 1996. Dr. Shaw is Senior Vice President of Corporate Resources and Chief Administrative Officer for Duke Power Company. She was named Senior Vice President in 1994 after joining Duke Power in 1992 as Vice President of Corporate Communications. Prior to joining Duke Power, she was President of Charlotte's Central Piedmont Community College from 1986 to 1992. Dr. Shaw is 49 years old.

     Thomas R. Williams became a director of the Company in December 1991. He also serves as Chairman of the Compensation Committee and as a member of the Audit Committee. Mr. Williams is President of The Wales Group, Inc., a closely held corporation engaged in investments. He is a former Chairman of the Board of First Wachovia Corporation, from which he retired in 1987. Mr. Williams is a director of American Software, Inc., BellSouth Corporation, ConAgra, Inc., Georgia Power Company, and National Life Insurance Company of Vermont and a trustee of The Fidelity Group of Mutual Funds. Mr. Williams is 67 years old.

     S. Kirk Kinsell was elected to the position of President and Chief Operating Officer in January 1997. Before joining Apple South, Mr. Kinsell had been President of the Franchise Division of ITT Sheraton, where he created the Four Points Hotels by ITT Sheraton concept. Prior to joining ITT Sheraton, Mr. Kinsell served as Senior Vice President for Holiday Inn Worldwide. From 1980 to 1988, Mr. Kinsell was a partner with Trammell Crow Company. He earned a Master's degree from Cornell University and a Bachelor's degree from the University of California. Mr. Kinsell is 42 years old.

     Erich J. Booth has served as the Chief Financial Officer and Treasurer of the Company since 1991. Before joining the Company, Mr. Booth had been Vice President of Finance of Dun & Bradstreet Software (formerly Management Science America, Inc.) since 1989. From 1984 to 1989, he served as Vice President and Chief Financial Officer of Ward White USA Holding, Inc., a diversified specialty retailer. Mr. Booth, a Certified Public Accountant, worked from 1973 to 1984 for Peat, Marwick, Mitchell & Co. He is a graduate of the University of North Carolina at Greensboro. He is 48 years old.




Item 11.  Executive Compensation


     The following table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Chief Executive Officer and the four most highly compensated executive officers, other than the Chief Executive Officer. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the years indicated.


                                            SUMMARY COMPENSATION TABLE
                                                                                                            Long-Term
                                                                                                           Compensation

                                                                                                            Securities    All Other
                                                                                 Annual Compensation        Underlying  Compensation
       Name and Principal Position                                  Year       Salary($)       Bonus($)     Options(#)        ($)(1)

 Tom E. DuPree Jr                                                   1996        285,577         81,750           --          122,218
 Chairman and Chief Execuive Officer                                1995          7,368           --          199,701         51,934
                                                                    1994        268,569        155,000           --             --

John G. McLeod, Jr                                                  1996        100,000         64,890           --            2,000
Senior Vice President, Human Resources                              1995        100,000         22,500           --            1,291
and Secretary                                                       1994         98,914         45,000           --            5,101

Erich J. Booth                                                      1996        160,000         69,525         10,125          3,706
Chief Financial Officer and Treasurer                               1995        160,000         20,000         64,750          4,167
                                                                    1994        120,892         60,000           --            6,130

David P. Frazier (2)                                                1996        160,000         81,667           --              706
Chief Concept Officer                                               1995        160,000         16,000          6,000           --

Marc D. Redus (3)                                                   1996        160,000        101,667           --              706
Executive Vice President                                            1995        160,000         16,000          6,000           --

Michael W. Evans (4)                                                1996        120,467        142,758         22,781         88,831
Former President and                                                1995        207,000         51,750        154,437          1,291
Chief Operating Officer                                             1994        199,767        120,000           --            6,213



(1)  Except for Mr.  DuPree and Mr.  Evans,  the amounts  shown in this column consist of contributions by the Company to its 401(k) savings plan on behalf of the named executive officers, and the fair market value of shares of Common Stock allocated to the executive officer's account pursuant to the Company's Employee Stock Ownership Plan and Trust ("ESOP"). Amounts shown for 1996 include for Mr. McLeod $2,000 of matching contributions to the 401(k) plan and for Mr. Booth $3,000 of matching contributions to the 401(k) plan and $706 allocated to the ESOP, for Mr. Frazier $706 allocated to the ESOP; and for Mr. Redus $706 allocated to the ESOP. Mr. DuPree does not participate in either the ESOP or the 401(k) plan. The amount shown in this column for Mr. DuPree includes $122,218 reflecting the current dollar value of the benefit to Mr. DuPree of the unreimbursed portion of the premiums paid by the Company with respect to a split-dollar insurance agreement (See "Certain Relationships and Related Transactions" below for a description of such agreement), which benefit was determined by calculating the time value of money (using the Company's 1996 weighted average borrowing rate of 7.5%) of the unreimbursed portion of the premiums paid by the Company for the period ended December 29, 1996. The amount shown in this column for Mr. Evans consists of $706 allocated to the ESOP and $88,125 in severance payments.

(2) Mr. Frazier became an executive officer upon the merger between the Company and DF&R in November 1995. Compensation shown is for services performed for the entire fiscal year including the period prior to the merger.

(3) Mr. Redus became an executive officer upon the merger between the Company and DF&R in November 1995. Compensation shown is for services performed for the entire fiscal year including the period prior to the merger

(4)   Mr. Evans resigned as of July 22, 1996.

     The following table sets forth information concerning options granted during the fiscal year ended December 31, 1996, under the Company's Stock Option Plan to the executives named in the Summary Compensation Table.


                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  Potential Realizable
                               Individual Grants(1)                                                 Value at Assumed
                                               Percentage of                                     Annual Rates of Stock
                         Number  of            Total Options      Exercise or                    Price Appreciation for
                    Securities underlying       Granted to        Base Price      Expiration         Option Term
      Name            Options Granted       Employees in 1996     ($ / share)        Date        5%($)          10%($)
      ----            ---------------       -----------------     -----------        ----        -----          ------


Erich J. Booth            10,125                    1.4%            21.69          12/31/05     138,112         350,004
Michael W. Evans          22,781                    3.1%            21.69          12/31/05     310,749         787,500


         The following table sets forth information concerning the options exercised during 1996 and the value of unexercised options as of December 31, 1996 held by the executives named in the Summary Compensation Table. No stock appreciation rights were outstanding during 1996.

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                           FISCAL YEAR-END OPTION VALUES

                                                                       Number of Shares
                                     Shares                         Underlying Unexercised      Value of Unexercised
                                    Acquired                            Options at              In-the-Money Options
                                       on             Value         December 31, 1996(#)       at December 31, 1996($)
         Name                      Exercise(#)      Realized($)   Exercisable/Unexercisable   Exercisable/Unexercisable

Tom E. DuPree, Jr                      --              --               --   / 199,716              --   /      --
John G.McLeod, Jr  . . . . . .      250,000        4,694,660                       --               --   /      --
Erich J. Booth .. . . . . . . .      40,000          417,200            500  /  85,000            5,466  /  110,688
David P. Frazier  . . . . . . .        --              --            10,400  /   1,600            3,652  /    1,328
Marc D. Redus  . . . . . . . .         --              --            10,400  /   1,600            3,652  /    1,328
Michael W. Evans . . . . . . .      200,987        3,548,240         68,344  / 200,000          753,893  /  251,297




Comparison of Five-Year
Cumulative Shareholder Return

         The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of the Standard and Poor's 500 Stock Index, Nation's Restaurant News Stock Index, for a period of five years comencing December 31, 1991 and ending December 31, 1996. The graph assumes that $100 was invested on December 31, 1991, in Company Common Stock, Standard and Poor's 500 Stock Index and the Nations Restaurant News Peer Index.

Data Points for Graph:

                Apple South         S&P 500        Nation's Restaurant News (1)
Dec.  91            98                111                    112
Dec.  92           278                120                    140
Dec.  93           605                132                    153
Dec.  94           573                134                    164
Dec.  95           930                184                    230
Dec.  96           585                226                    233


     (1)Does not reflect dividend reinvestment, which management of the Company believes to be immaterial.



Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Directors is charged with the responsibility of periodically reviewing and making recommendations to the Board concerning the salaries, bonus programs, stock options, benefits and other components of compensation for all officers with individual base salaries of $100,000 or more. All members of the Committee are independent directors.

        The primary components of executive compensation are base salary, cash bonus and long-term incentives in the form of stock options.

         The Committee considers both internal and external factors as bases for determining executive compensation. External factors include compensation survey data relating to salary, bonus, long-term incentives and total compensation programs for executives in companies of similar size, growth and industry, as well as general surveys of executive compensation nationally. Internal factors affecting targeted total compensation include Company performance measures, length of service and individual job performance. Based on these factors, weighted subjectively by the Committee, total compensation for 1996 was targeted at approximately the third quartile of the range for each position.

         Total compensation was then divided between salary and bonus. The Committee's objective is to target bonus as a meaningful percentage of total compensation (30%-50%) while remaining competitive within the industry. To qualify for bonus, the Company's quarterly earnings per share must meet or exceed the highest prevailing quarterly earnings estimate, at the end of the prior year as published by financial analysts that actively follow the Company. Bonus earned and paid to executives in 1996 are shown in the Summary Compensation Table.

     The compensation for the Chief Executive Officer for 1996 was determined in accordance with the foregoing policy. As the long term component of executive compensation, the Company grants options to purchase Common Stock of the Company in the future at the market value of the stock on the date of grant. Option terms are for a period of up to ten years with vesting schedules generally averaging six years. The Committee believes that the Company's executive officers should acquire substantial equity ownership, either through stock options or direct stock ownership, as a means of integrating management decisions with the long-term interests of the shareholders. Based on the fact that some officers either had no current options or had become fully vested in past options and to accomplish the goals as stated above, the following grants were made to officers and directors of the Company in 1996: Michael W. Evans, Former President and Chief Operating Officer, 22,781 shares; and Erich J. Booth, Chief Financial Officer, 10,125 shares. These option grants were made at an option price equal to the market value of the stock on the date of grant and are vested over a period of ten years with 50% becoming purchasable during the second half of the option term. At February 5, 1997, the executive officers beneficially owned or held the right to acquire stock representing 9,915,217 of the Company's outstanding shares, 8,841,610 of which are beneficially owned by the Chief Executive Officer.

Report submitted Febraury 5, 1997.
By:  Thomas R. Williams
       James W. Rowe










Item 12.  Security Ownership of Certain Beneficial Owners and Management



VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 18, 1997 by
(i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company and (iii) all executive officers and directors of the Company as a group.

                                                  Shares Beneficially
                                                       Owned (1)(2)
                  Name                            Number        Percent
                  ----                            ------        -------

     Tom E. DuPree, Jr. (3)                     8,841,610         22.6%
     Marc D. Redus (4)                            459,453          1.2%
     David P. Frazier (5)                         421,392          1.1%
     John G. McLeod, Jr. (6)                      353,400            *
     Erich J. Booth (7)                            53,345            *
     Thomas R. Williams (8)                        52,143            *
     James W. Rowe (9)                             41,625            *
     Michael W. Evans (10)                         14,021            *
     Ruth G. Shaw                                   1,000            *
     State of Wisconsin Investment Board(11)    3,125,500          8.0%
     FMR Corp.(12)                              3,331,000          8.5%
     All directors and executive officers
     as a group (9 persons) (13)                9,915,217         25.3%

     Mr. DuPree, the Wisconsin Investment Board and FMR Corp. are the only shareholders known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock. Mr. DuPree's address is Hancock at Washington, Madison, Georgia 30650. The address of the Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707. The address of FMR Corp.is 82 Devonshire Street, Boston, Massachusetts 02109.

*Less than one percent.

     (1) The named shareholders have sole voting and investing power with respect to all shares shown as being beneficially owned by them except with respect to the shares owned by the Company's Employee Stock Ownership Plan and Trust ("ESOP"). Each participant in the ESOP has the right to direct voting of all shares allocated to his account on all matters. Power to direct the investment of shares held by the ESOP presently rests with the Company's Employee Benefit Committee, whose members are Messrs. DuPree, Evans and McLeod; however, each participant in the ESOP may elect to direct the investment of 25% of shares allocated to his account.

     (2) Except as indicated below, does not include shares issuable upon exercise of stock options.

     (3) Includes 681,701 shares held by The DuPree Foundation, 473,377 held by Madison Investment Partnership, 57,150 shares held by the Thomas E. DuPree III Trust and 114,285 shares held by the DuPree Family Trust. Mr. DuPree's wife is the sole trustee of these foundations and trusts. Includes 276,045 shares held by the ESOP which are allocated to other employees and for which Mr. DuPree has shared investment power. See Footnote (1) above. Mr. DuPree is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

     (4) Includes 10,400 shares which Mr. Redus has the right to acquire within 60 days upon the exercise of stock options at an average exercise price of $15.07 per share. Mr. Redus is a director and Senior Vice President of the Company.

     (5) Includes 10,400 shares which Mr. Frazier has the right to acquire within 60 days upon the exercise of stock options at an average exercise price of $15.07 per share. Mr. Frazier is a director and the President - DF&R division of the Company.

     (6) Includes 11,185 shares held by the ESOP which are vested and allocated to Mr. McLeod and 264,860 shares held by the ESOP which are allocated to other employees and for which Mr. McLeod has shared investment power. See Footnote (1) above. Mr. McLeod is a director, the Senior Vice President - Human Resources and the Secretary of the Company.

     (7) Includes 600 shares held by the ESOP which are vested and allocated to Mr. Booth, but does not include 249 shares held by ESOP which are unvested. Mr. Booth is Chief Financial Officer and Treasurer of the Company.

     (8) Includes 50,625 shares which Mr. Williams has the right to acquire within 60 days upon the exercise of stock options at a price of $2.17 per share. Mr. Williams is a director of the Company.

     (9) Includes 32,000 shares held by Rowe Family Investments, L.P. Mr. Rowe is a director of the Company.

    (10) Includes 14,021 shares held by ESOP which are vested and allocated to Mr. Evans.

    (11) Based on a Form 13G dated January 21, 1997, filed by State of Wisconsin Investment Board.

    (12) Based on a Form 13G dated February 14, 1997, filed by FMR Corp.

    (13) Includes 20,800 shares which the officers and directors have the right to acquire within 60 days upon the exercise of stock options at an average exercise price of $15.07 per share, 25,912 shares held by the ESOP which are vested and allocated to directors and executive officers, and 250,133 shares held by the ESOP which are unvested or allocated to other employees. See Footnote (1) above.


Item 13.  Certain Relationships and Related Transactions


In March 1995, the Company entered into a Split Dollar Insurance Agreement (the "Agreement") with The DuPree Insurance Trust (the "Trust") whereby the Company agreed to make premium payments on certain life insurance policies of which the Trust is the owner and beneficiary. These policies provide a total of $50 million in death proceeds payable upon death of the survivor of Tom E. DuPree, Jr., the Chairman of the Board and Chief Executive Officer of the Company, and his wife. The devisees under the wills of Mr. DuPree and his wife are the beneficiaries of the Trust.

         The Trust has agreed to reimburse the Company on an annual basis for that portion of the premiums which equals the current value of the economic benefit, as defined by the Internal Revenue Service, attributable to the life insurance protection provided. The premiums due under the policies total $850,000 per year. Reimbursements for the current value of the economic benefit attributable to the life insurance provided in 1996 totaled $1,622. There were no reimbursements due to the Company from the Trust at December 31, 1996.

         The Company or the Trust can cancel the Agreement at any time. Upon cancellation, the Trust is obligated to repay the Company an amount equal to the lesser of either the cash surrender value of the policies or the total amount of unreimbursed premiums paid by the Company. Upon receipt of the death proceeds under the policies, the Trust is required to repay the Company for all unreimbursed premium payments. The policies have been assigned to the Company to secure the repayment obligations of the Trust.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this Report:

   1.  Financial Statements.


   2.  Financial Statement Schedules

       None.

(b)   Reports on Form 8-K

       None.


(c)  Exhibits

          2.1 Stock Purchase Agreement among the Company, the owners of the partnership interests in Apple Tenn- Flo, L.P., et al. dated March 18, 1994.(4)

          2.2 Asset Purchase Agreement among the Company, TUG, Inc., et al. dated February 1, 1995.(6)

          2.3 Asset Purchase Agreement among Apple South, Inc. And Marcus Restaurants, Inc. Et al, datedApril 12, 1995.(8)

          2.4 Agreement and Plan of Merger, dated August 15, 1995, by and among the Company, SALSA Acquisition Corp., and DF&R Restaurants, Inc.(9)

          3.1 Form of Amended and Restated Articles of Incorporation of the Company, as amended August 1, 1995.(8)

          4.1 See Exhibits 3.1 for provisions in the Company's Amended and Restated Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock. (1)

          4.2 Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee. (10)

          10.1 Apple South, Inc. 1988 Stock Option Plan.(1)

          10.2 Form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan.(1) (11)

          10.3 Form of Apple South, Inc. Director's Indemnification Agreement executed by and between the Company and each member of its Board of Directors.(1)

          10.4 Form of Apple South,  Inc.  Officer's  Indemnification  Agreement
               executed   between  the   Company  and  each  of  its   executive
               officers.(1)

          10.5 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to South Carolina.(1) (11)

          10.6 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to West Palm Beach, Ft. Myers and Sarasota A.D.I.(1) (11)

          10.7 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Tennessee/Mississippi A.D.I.(1) (11)

          10.8 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Nashville, Tennessee A.D.I. and Bowling Green, Kentucky A.D.I.(1)
               (11)

          10.9 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Virginia, West Virginia, Washington, D.C., and Louisville, Kentucky.(1) (11)

         10.10 Standard Form Applebee's Neighborhood Grill & Bar Franchise Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc.(5) (11)

         10.11 Foodservice Distribution Agreement between PYA/Monarch, Inc. and the Company.(1)

         10.12 Apple South,  Inc.  Employee  Stock  Ownership Plan and Trust.(1)
               (11)

         10.13 Apple South, Inc. Profit Sharing Plan and Trust.(1) (11)

         10.14 Amendment  No.  2  to  the  Apple  South,   Inc.  Employee  Stock
               Ownership Plan and Trust, dated November 22, 1993. (3)

         10.15 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., pertaining to Jacksonville, Florida A.D.I.(2) (11)

         10.16 Amendment to Development Agreement dated January 10, 1992, Second Amendment and Supplement to Development Agreement dated May 14, 1993, and Third Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to South Carolina.(3)

         10.17 Third Amendment to Development Agreement dated January 10, 1992, and Fourth Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to West Palm Beach, Ft. Meyers and Sarasota A.D.I.(3)

         10.18 Second Amendment to Development Agreement dated January 10, 1992, and Third Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Tennessee/Mississippi A.D.I. (3)

         10.19 Amendment to Development Agreement dated January 10, 1992, and its Second Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Nashville, Tennessee A.D.I. and Bowling Green, Kentucky A.D.I. (3)

         10.20 Second Amendment to Development Agreement dated January 10, 1992, and Third Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Virginia, West Virginia, Washington, D.C., and Louisville, Kentucky. (3)

         10.21 Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., pertaining to Jacksonville, Florida A.D.I. (3)

         10.22 Apple South, Inc. [Restated] Profit Sharing Plan and Trust dated October 26, 1993.(3)

         10.23 Amended form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan.(3)

         10.24 Apple South, Inc. 1993 Stock Incentive Plan.(3)

         10.25 Form of Stock Option Agreement under the Apple South, Inc. 1993 Stock Incentive Plan. (3)

         10.26 Second Supplement to Development Agreement dated July 27, 1994, between the Company and Applebee's International, Inc., pertaining to Chattanooga, Tennessee A.D.I., Knoxville, Tennessee A.D.I. and Bristol-Kingsport-Johnson City: Tri-Cities A.D.I.(5)
               (11)

         10.27 Universal Agreement dated June 30, 1995, by and between the Company and Applebee's International, Inc. amending the Standard Form Development Agreements appearing as Exhibits 10.5 through 10.9, 10.15, and 10.28 through 10.30.

         10.28 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement, dated April 25, 1995, by and between the Company and Applebee's International, Inc., pertaining to the Cedar Rapids, and Des Moines, Iowa A.D.I.s, the Rockford, Illinois A.D.I. and portions of the Davenport-Rock Island- Moline: Quad City A.D.I.; the Sioux City, Iowa A.D.I.; the Peoria-Bloomington, Illinois, A.D.I.; and the Rochester-Mason City-Austin A.D.I. (11)

         10.29 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement, dated June 30, 1995, by and between the Company and Applebee's International, Inc., pertaining to a portion of the Chicago, Illinois A.D.I.

         10.30 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement dated December 29, 1989 by and between Marcus Restaurants, Inc. And Applebee's International, Inc. pertaining to the Milwaukee, Madison, LaCrosse-Eau Claire, Wausau-Rhinelander, and Green Bay-Appleton, Wisconsin A.D.I.s.
               (11)

         10.31 Consent and Release Agreement by and among the company, Marcus Restaurants, Inc. and Applebee's International, Inc. dated June 30, 1995 pertaining to the development and franchise rights in the Milwaukee, Madison, LaCrosse-Eau Claire, Wausau-Rhinelander, and Green Bay-Appleton, Wisconsin A.D.I.s. (11)

         10.32 Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, pertaining to market areas in portion of Illinois, Iowa, Missouri and Wisconsin.(11)

         10.33 Second Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., pertaining to the Milwaukee, Madison, LaCrosse-Eau Claire, Wausau- Rhinelander and Green Bay-Appleton, Wisconsin A.D.I.s.
               (11)

         10.34 Fifth Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the West Palm Beach, Ft. Myers and Sarasota A.D.I. (11)

         10.35 Fourth Amendment to Development Agreement dated June 30, 1995 and Third Amendment to Development Agreement dated February 24, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the South Carolina market. (11)

         10.36 Second Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Chattanooga A.D.I., the Knoxville A.D.I. and the Bristol- Kingsport-Johnson City:
               Tri-Cities A.D.I.(11)

         10.37 Fourth Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Tennessee/Mississippi A.D.I. (11)

         10.38 Second Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Jacksonville, Florida A.D.I. (11)

         10.39 Fifth Amendment to Development Agreement dated June 30, 1995 and Fourth Amendment to Development Agreement dated February 24, 1995, by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to Virginia, West Virginia, Washington, D.C. and Louisville, Kentucky. (11)

         10.40 Third Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Nashville, Tennessee A.D.I. and the Bowling Green, Kentucky A.D.I. (11)

         10.41 $30 Million Amended and Restated Participation Agreement Between Apple South, Inc., DR Holdings, L.P., Trust Company Bank, Southtrust Bank of Georgia, N.A., Life Insurance Company of Georgia, and Columbine Life Insurance Company.(7)

         10.42 Lease and Development Agreement Between DR Holdings, L.P. and Apple South, Inc.(7)

         10.43 $165 Million Credit Agreement among Apple South, Inc.; Wachovia Bank of Georgia, National Association; Crestar Bank; Trust Company Bank; Banque Paribas; and Bank of America Illinois, dated February 27, 1996. (11)

         10.44 $20 Million Loan Agreement among Apple South, Inc. And Branch Banking and Trust Company of South Carolina, dated November 1, 1995.(9)

         10.45 $165  Million  Credit  Agreement  Dated as of February  27, 1996.
               (12)

         10.46 $25 Million Debt Agreement Dated September 30, 1996.

         13.1 Annual Report to Shareholders for the fiscal year ended December 31, 1995

         23.1  Consent of KPMG Peat Marwick LLP

         27.1  Financial Data Schedule
                                                        22

     (1) Incorporated by reference to the corresponding exhibit number filed with the Company's Registration Statement on Form S-1, File No. 33-42662.

     (2) Incorporated by reference to the corresponding exhibit number filed with the Company's Registration Statement on Form S-1, File No. 33-58378.

     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

     (4) Incorporated by reference to Exhibit 2.1 filed with the Company's Report on Form 8-K dated April 12, 1994.

     (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (6) Incorporated by reference to Exhibit 10.30 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (7) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended April 2, 1995

     (8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended July 2, 1995

     (9) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended October 1, 1995

     (10) Incorporated by reference to the Company's registration statement on Form S-3, File No. 333-02958.

     (11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (12) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 1996.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               APPLE SOUTH, INC.

                 By:       /s/ Tom E. DuPree, Jr.
                               Tom E. DuPree, Jr.
                               Chief Executive Officer and
                               Chairman of the Board
February 19, 1997
Atlanta, Georgia

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature               Title                              Date

/s/ Tom E. DuPree, Jr.    Chairman of the Board of            February 19, 1997
----------------------    Directors and Chief Executive
    Tom E. DuPree, Jr.    Officer (principal executive officer)



/s/ S. Kirk Kinsell        President and Chief Operating      February 19, 1997
----------------------     Officer
    S. Kirk Kinsell



/s/ John G. McLeod, Jr.    Director, Senior Vice President    February 19, 1997
-----------------------    - Human Resources, and Secretary
    John G. McLeod, Jr.



/s/ Erich J. Booth         Chief Financial Officer and        February 19, 1997
------------------         Treasurer (principal financial
    Erich J. Booth         and accounting officer)



/s/ David P. Frazier       Chief Concept Officer and          February 19, 1997
--------------------       Director
0    David P. Frazier



/s/ Marc D. Redus          Director and Executive Vice        February 19, 1997
-----------------          President
    Marc D. Redus



/s/ Thomas R. Williams     Director                           February 19, 1997
----------------------
    Thomas R. Williams



/s/ James W. Rowe          Director                           February 19, 1997
-----------------
    James W. Rowe



/s/ Dr. Ruth G. Shaw       Director                           February 19, 1997
--------------------
    Dr. Ruth G. Shaw



/s/ John L. Moorhead      Director                            February 19, 1997
 --------------------
    John L. Moorhead





                                  Exhibit Index
         Exhibit
         Number

          2.1 Stock Purchase Agreement among the Company, the owners of the partnership interests in Apple Tenn- Flo, L.P., et al. dated March 18, 1994.(4)

          2.2 Asset Purchase Agreement among the Company, TUG, Inc., et al. dated February 1, 1995.(6)

          2.3 Asset Purchase Agreement among Apple South, Inc. And Marcus Restaurants, Inc. Et al, datedApril 12, 1995.(8)

          2.4 Agreement and Plan of Merger, dated August 15, 1995, by and among the Company, SALSA Acquisition Corp., and DF&R Restaurants, Inc.(9)

          3.1 Form of Amended and Restated Articles of Incorporation of the Company, as amended August 1, 1995.(8)

          4.1 See Exhibits 3.1 for provisions in the Company's Amended and Restated Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock. (1)

          4.2 Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee. (10)

          10.1 Apple South, Inc. 1988 Stock Option Plan.(1)

          10.2 Form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan.(1) (11)

          10.3 Form of Apple South, Inc. Director's Indemnification Agreement executed by and between the Company and each member of its Board of Directors.(1)

          10.4 Form of Apple South,  Inc.  Officer's  Indemnification  Agreement
               executed   between  the   Company  and  each  of  its   executive
               officers.(1)

          10.5 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to South Carolina.(1) (11)

          10.6 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to West Palm Beach, Ft. Myers and Sarasota A.D.I.(1) (11)

          10.7 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Tennessee/Mississippi A.D.I.(1) (11)

          10.8 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Nashville, Tennessee A.D.I. and Bowling Green, Kentucky A.D.I.(1)
               (11)

          10.9 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Virginia, West Virginia, Washington, D.C., and Louisville, Kentucky.(1) (11)

         10.10 Standard Form Applebee's Neighborhood Grill & Bar Franchise Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc.(5) (11)

         10.11 Foodservice Distribution Agreement between PYA/Monarch, Inc. and the Company.(1)

         10.12 Apple South,  Inc.  Employee  Stock  Ownership Plan and Trust.(1)
               (11)

         10.13 Apple South, Inc. Profit Sharing Plan and Trust.(1) (11)

         10.14 Amendment  No.  2  to  the  Apple  South,   Inc.  Employee  Stock
               Ownership Plan and Trust, dated November 22, 1993. (3)

         10.15 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., pertaining to Jacksonville, Florida A.D.I.(2) (11)

         10.16 Amendment to Development Agreement dated January 10, 1992, Second Amendment and Supplement to Development Agreement dated May 14, 1993, and Third Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to South Carolina.(3)

         10.17 Third Amendment to Development Agreement dated January 10, 1992, and Fourth Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to West Palm Beach, Ft. Meyers and Sarasota A.D.I.(3)

         10.18 Second Amendment to Development Agreement dated January 10, 1992, and Third Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Tennessee/Mississippi A.D.I. (3)

         10.19 Amendment to Development Agreement dated January 10, 1992, and its Second Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Nashville, Tennessee A.D.I. and Bowling Green, Kentucky A.D.I. (3)

         10.20 Second Amendment to Development Agreement dated January 10, 1992, and Third Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Virginia, West Virginia, Washington, D.C., and Louisville, Kentucky. (3)

         10.21 Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., pertaining to Jacksonville, Florida A.D.I. (3)

         10.22 Apple South, Inc. [Restated] Profit Sharing Plan and Trust dated October 26, 1993.(3)

         10.23 Amended form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan.(3)

         10.24 Apple South, Inc. 1993 Stock Incentive Plan.(3)

         10.25 Form of Stock Option Agreement under the Apple South, Inc. 1993 Stock Incentive Plan. (3)

         10.26 Second Supplement to Development Agreement dated July 27, 1994, between the Company and Applebee's International, Inc., pertaining to Chattanooga, Tennessee A.D.I., Knoxville, Tennessee A.D.I. and Bristol-Kingsport-Johnson City: Tri-Cities A.D.I.(5)
               (11)

         10.27 Universal Agreement dated June 30, 1995, by and between the Company and Applebee's International, Inc. amending the Standard Form Development Agreements appearing as Exhibits 10.5 through 10.9, 10.15, and 10.28 through 10.30.

         10.28 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement, dated April 25, 1995, by and between the Company and Applebee's International, Inc., pertaining to the Cedar Rapids, and Des Moines, Iowa A.D.I.s, the Rockford, Illinois A.D.I. and portions of the Davenport-Rock Island- Moline: Quad City A.D.I.; the Sioux City, Iowa A.D.I.; the Peoria-Bloomington, Illinois, A.D.I.; and the Rochester-Mason City-Austin A.D.I. (11)

         10.29 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement, dated June 30, 1995, by and between the Company and Applebee's International, Inc., pertaining to a portion of the Chicago, Illinois A.D.I.

         10.30 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement dated December 29, 1989 by and between Marcus Restaurants, Inc. And Applebee's International, Inc. pertaining to the Milwaukee, Madison, LaCrosse-Eau Claire, Wausau-Rhinelander, and Green Bay-Appleton, Wisconsin A.D.I.s.
               (11)

         10.31 Consent and Release Agreement by and among the company, Marcus Restaurants, Inc. and Applebee's International, Inc. dated June 30, 1995 pertaining to the development and franchise rights in the Milwaukee, Madison, LaCrosse-Eau Claire, Wausau-Rhinelander, and Green Bay-Appleton, Wisconsin A.D.I.s. (11)

         10.32 Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, pertaining to market areas in portion of Illinois, Iowa, Missouri and Wisconsin.(11)

         10.33 Second Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., pertaining to the Milwaukee, Madison, LaCrosse-Eau Claire, Wausau- Rhinelander and Green Bay-Appleton, Wisconsin A.D.I.s.
               (11)

         10.34 Fifth Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the West Palm Beach, Ft. Myers and Sarasota A.D.I. (11)

         10.35 Fourth Amendment to Development Agreement dated June 30, 1995 and Third Amendment to Development Agreement dated February 24, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the South Carolina market. (11)

         10.36 Second Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Chattanooga A.D.I., the Knoxville A.D.I. and the Bristol- Kingsport-Johnson City:
               Tri-Cities A.D.I.(11)

         10.37 Fourth Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Tennessee/Mississippi A.D.I. (11)

         10.38 Second Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Jacksonville, Florida A.D.I. (11)

         10.39 Fifth Amendment to Development Agreement dated June 30, 1995 and Fourth Amendment to Development Agreement dated February 24, 1995, by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to Virginia, West Virginia, Washington, D.C. and Louisville, Kentucky. (11)

         10.40 Third Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Nashville, Tennessee A.D.I. and the Bowling Green, Kentucky A.D.I. (11)

         10.41 $30 Million Amended and Restated Participation Agreement Between Apple South, Inc., DR Holdings, L.P., Trust Company Bank, Southtrust Bank of Georgia, N.A., Life Insurance Company of Georgia, and Columbine Life Insurance Company.(7)

         10.42 Lease and Development Agreement Between DR Holdings, L.P. and Apple South, Inc.(7)

         10.43 $165 Million Credit Agreement among Apple South, Inc.; Wachovia Bank of Georgia, National Association; Crestar Bank; Trust Company Bank; Banque Paribas; and Bank of America Illinois, dated February 27, 1996. (11)

         10.44 $20 Million Loan Agreement among Apple South, Inc. And Branch Banking and Trust Company of South Carolina, dated November 1, 1995.(9)

         10.45 $165  Million  Credit  Agreement  Dated as of February  27, 1996.
               (12)

         10.46 $25 Million Debt Agreement Dated September 30, 1996.

         13.1 Annual Report to Shareholders for the fiscal year ended December 31, 1995

         23.1  Consent of KPMG Peat Marwick LLP

         27.1  Financial Data Schedule

     (1) Incorporated by reference to the corresponding exhibit number filed with the Company's Registration Statement on Form S-1, File No. 33-42662.

     (2) Incorporated by reference to the corresponding exhibit number filed with the Company's Registration Statement on Form S-1, File No. 33-58378.

     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

     (4) Incorporated by reference to Exhibit 2.1 filed with the Company's Report on Form 8-K dated April 12, 1994.

     (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (6) Incorporated by reference to Exhibit 10.30 filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (7) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended April 2, 1995

     (8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended July 2, 1995

     (9) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended October 1, 1995

     (10) Incorporated by reference to the Company's registration statement on Form S-3, File No. 333-02958.

     (11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (12) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 1996.