Form 10-Q
period 1997-03-30
APPLE SOUTH INC
filed 1997-05-14
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 30, 1997

                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from               to

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

                                                                 X Yes        No


--------------------------------------------------------------------------------
As of May 14, 1997, there were 38,337,143 shares of common stock of the Registrant outstanding.

                                APPLE SOUTH, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 30, 1997


                                      INDEX


Part I - Financial Information                                              Page

        Item 1 -  Consolidated Financial Statements:

                  Consolidated Statements of Earnings.............. ...........3

                  Consolidated Balance Sheets....................... ..........4

                  Consolidated Statements of Shareholders' Equity..............5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements......... .........7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................9

Part II - Other Information

        Item 6 -  Exhibits and Reports on Form 8-K............................12

Signature         .................................................... .......14






                                          Apple South, Inc.
                                Consolidated Statements of Earnings
                               (In thousands, except per share data)
                                            (Unaudited)

                                                                                              Quarter Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Mar. 30,       Mar. 31,
                                                                                            1997           1996
------------------------------------------------------------------------------------------------------------------------------------

Restaurant sales:
    Applebee's                                                                        $        111,784          89,577
    Don Pablo's                                                                                 40,402          27,095
    McCormick & Schmick's                                                                        7,324               -
    Hops                                                                                         4,729               -
    Harrigan's                                                                                   5,140           5,773
    Other                                                                                        2,074           3,888
------------------------------------------------------------------------------------------------------------------------------------

          Total restaurant sales                                                               171,453         126,333
------------------------------------------------------------------------------------------------------------------------------------

Restaurant operating expenses:
    Food and beverage                                                                           47,847          34,732
    Payroll and benefits                                                                        52,338          37,666
    Depreciation and amortization                                                                6,845           5,295
    Other operating expenses                                                                    39,558          28,621
------------------------------------------------------------------------------------------------------------------------------------

         Total restaurant operating expenses                                                  146,588         106,314
------------------------------------------------------------------------------------------------------------------------------------

Income from restaurant operations                                                               24,865          20,019
General and administrative expenses                                                              8,614           6,442
Asset revaluation charges                                                                            -          19,800
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                         16,251          (6,223)
------------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                                                            (4,302)         (1,943)
    Interest income                                                                                 51              57
    Other, net                                                                                    (657)           (478)
------------------------------------------------------------------------------------------------------------------------------------

          Total other income (expense)                                                          (4,908)         (2,364)
------------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                                                             11,343          (8,587)

Income taxes                                                                                     4,075          (3,100)
------------------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                                                   $          7,268          (5,487)
====================================================================================================================================

Primary earnings (loss) per common share                                              $           0.19           (0.14)
====================================================================================================================================

Average number of common shares used in primary calculation                                     38,888          39,905
===================================================================================================================================

Fully-diluted earnings (loss) per common share                                        $           0.19           (0.14)
====================================================================================================================================

Average number of common shares used in fully-diluted calculation                               38,902          40,197
====================================================================================================================================

See accompanying notes to consolidated financial statements.


                                      Apple South, Inc.
                                  Consolidated Balance Sheets
                               (In thousands, except share data)
                                         (Unaudited)


------------------------------------------------------------------------------------------------------------------------------
                                                                                              Mar. 30,              Dec. 29,
                                                                                                1997                  1996
------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                           $          9,435               3,923
     Short-term investments                                                                            37                  52
     Accounts receivable                                                                            7,937               4,568
     Inventories                                                                                    8,581               6,364
     Prepaid expenses and other                                                                    10,805               9,780
------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                     36,795              24,687

Premises and equipment, net                                                                       440,036             380,523
Franchise costs, net                                                                                6,023               5,880
Goodwill, net                                                                                     135,534              36,351
Other assets                                                                                       16,844              10,386
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         $        635,232             457,827
===============================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                                    $         18,365              16,688
     Accrued liabilities                                                                           38,399              22,887
     Current installments of long-term debt                                                           233                 286
     Income taxes                                                                                       -                 320
------------------------------------------------------------------------------------------------------------------------------
          Total current liablilites                                                                56,997              40,181

Long-term debt                                                                                     249,996             215,891
Deferred income taxes                                                                               10,326              10,326
Interest of minority partners                                                                        2,067                   -
-------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                       319,386             266,398
-------------------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities
       of Apple South Financing I                                                                  115,000                   -

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                                    -                   -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,456,106 issued in 1997 and 39,124,925 issued in 1996                                      404                 391
      Additional paid-in capital                                                                   146,073             132,976
      Retained earnings                                                                             77,936              70,981
      Treasury stock at cost;  2,138,479 shares in 1997 and 677,508
           shares in 1996                                                                          (23,567)            (12,919)
-------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                              200,846             191,429
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          $        635,232             457,827
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Apple South, Inc.
                   Consolidated Statements of Shareholders' Equity
                       (In thousands, except per share amounts)
                                      (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Additional                                   Total
                                                     Common Stock           Paid-in       Retained      Treasury    Shareholders'
                                                 Shares        Amount       Capital       Earnings        Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 29, 1996                        39,125          $391       $132,976       $70,981      ($12,919)      $191,429
Net earnings                                             -             -              -         7,268             -          7,268
Purchase of common stock                                 -             -              -             -       (15,640)       (15,640)
Issuance of common stock for acquisitions            1,298            13         16,323             -             -         16,336
Common stock issued to ESOP                             23             -            300             -             -            300
Exercise of options                                     10             -         (4,374)            -         4,992            618
Tax effect of exercise of options by employees           -             -            848             -             -            848
Cash dividends ($0.008 per share)                        -             -              -          (313)            -           (313)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at March 30, 1997                           40,456          $404       $146,073       $77,936      ($23,567)      $200,846
===================================================================================================================================

See accompanying notes to consolidated financial statements.


                                          Apple South, Inc.
                                Consolidated Statements of Cash Flows
                                            (In thousands)
                                              (Unaudited)

                                                                                                             Quarter Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Mar. 30,      Mar. 31,
                                                                                                          1997          1996
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net earnings (loss)                                                                          $          7,268        (5,487)
      Adjustments to reconcile net earnings (loss) to net cash
           provided by operating activities:
               Depreciation and amortization                                                                  7,825         6,201
               Deferred income taxes                                                                              -        (2,692)
               Asset revaluation charges                                                                          -        17,842
               (Increase) decrease in assets:
                    Accounts receivable                                                                      (1,954)          184
                    Inventories                                                                                (571)         (630)
                    Prepaid expenses and other                                                                  (45)         (951)
                Increase (decrease) in liabilities:
                     Accounts payable                                                                        (4,584)         (712)
                     Accrued liabilities                                                                      2,700         3,661
                     Income taxes                                                                              (210)         (815)
                     Other long-term liabilities                                                                164             -
----------------------------------------------------------------------------------------------------------------------------------
                              Net cash provided by operating activities                                     10,593         16,601
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                                  (26,369)      (26,871)
      Acquisition of businesses, net of cash acquired                                                      (106,240)            -
      Proceeds from sale of land and equipment                                                                    -           429
      Decrease in short-term investments                                                                         15           192
      Additions to franchise costs                                                                             (239)         (302)
      Additions to other assets                                                                              (5,341)       (2,490)
----------------------------------------------------------------------------------------------------------------------------------
                               Net cash used in investing activities                                       (138,174)      (29,042)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from revolving credit agreements                                                          33,500        22,000
      Proceeds from issuance of preferred securities                                                        115,000             -
      Principal payments on long-term debt                                                                     (372)       (1,217)
      Proceeds from issuance of common stock                                                                    918           820
      Dividends declared and paid                                                                              (313)         (235)
      Purchase of treasury stock                                                                            (15,640)       (8,215)
----------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by financing activities                                    133,093        13,153
----------------------------------------------------------------------------------------------------------------------------------
 Net increase in cash and cash equivalents during the period                                                  5,512           712
 Cash and cash equivalents at the beginning of the period                                                     3,923         4,806
 ----------------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at the end of the period                                                $          9,435         5,518
 ==================================================================================================================================

            See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 30, 1997
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997.

NOTE 2 - BUSINESS COMBINATIONS

     On March 3, 1997, the Company acquired all of the outstanding shares of McCormick & Schmick Holding Corp. ("McCormick & Schmick's"), an Oregon-based restaurant company, for $53.3 million, including $50.1 in cash and 248,139 shares of Apple South, Inc. common stock, plus the assumption of approximately $15.0 million in debt. McCormick & Schmick's operates 16 full-service upper-end casual seafood restaurants in four states plus Washington, D.C.

     On March 13, 1997, the Company acquired the Hops Grill & Bar restaurant system ("Hops Grill & Bar"), for $29.5 million which included $16.3 million in cash and 1.05 million shares of Apple South, Inc. common stock, plus the assumption of approximately $28.9 million in debt. The accompanying consolidated financial statements reflect minority interest equal to the proportionate share of the subsidiary's net assets not owned by Apple South. The Florida-based company operates 21 full-service casual dining restaurants in four states.

     The following pro forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisitions had occurred as of the beginning of the periods presented, after the impact of certain adjustments, such as: expensing rather than capitalizing and amortizing preopening expenses, amortization of goodwill, interest expense on the proceeds of the Convertible Preferred Securities (see Note 5), elimination of interest on a portion of the acquisition debt assumed, and the related income tax effects (amounts in thousands, except per share data):

                                                          March 30,    March 31,
                                                            1997         1996
                                                          --------     ---------
Total restaurant sales                                    $190,438     $150,218
Income from restaurant operations                         $ 26,883     $ 23,918
Net earnings (loss)                                       $  7,012     $ (5,311)
Earnings (loss) per common and common equivalent share    $   0.18     $  (0.14)

NOTE 3 - SHAREHOLDERS' EQUITY

     In 1996, the Board of Directors authorized the purchase of up to two million shares of the Company's common stock through open market transactions to satisfy obligations under stock option and employee stock ownership plans. In March 1997, this repurchase program was completed and the Company announced a separate 750,000 share repurchase program. As of March 30, 1997, the Company had purchased an aggregate 2.6 million shares of its common stock under these programs at an average price of $17.61 per share. In April 1997, the Company completed its announced stock repurchase programs.

     Cash dividends declared and paid in the quarter ended March 30, 1997 were $313,000, or $0.008 per share. On April 29, 1997, the Company declared a cash dividend of $0.01 per share, payable on May 30, 1997, to shareholders of record on May 15, 1997.

NOTE 4 - LONG-TERM DEBT

     At March 30, 1997, approximately $123 million was outstanding under the Company's $190 million unsecured revolving bank credit facilities.

NOTE 5 - TERM CONVERTIBLE SECURITIES

     In March 1997, the Company issued 2,300,000, $3.50 Term Convertible Securities, Series A (the "Convertible Preferred Securities"). Proceeds to the Company, after deducting underwriters' fees of approximately $3.7 million, were $111.3 million. These securities are convertible at an initial rate of 3.3801 shares of Apple South common stock for each Convertible Preferred Security. The proceeds of the offering were used to repay revolving loan advances used for the acquisition of McCormick & Schmick's and to finance the acquisition of Hops Grill & Bar, including in each case retirement of acquired company debt.

NOTE 6 - INCOME TAXES

     The Company's effective tax rate for the first quarter of 1997 and 1996 was approximately 36%. The Company's effective tax rate for the full year 1997 is expected to be 36%, which approximates the effective tax rate on 1996 earnings before asset revaluation charges.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the quarters ended March 30, 1997 and March 31, 1996, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                                1997      1996
--------------------------------------------------------------------------------
Interest paid                                                 $     675    2,079
--------------------------------------------------------------------------------
Income taxes paid                                             $   3,907      407
--------------------------------------------------------------------------------
Business acquisitions, net of cash acquired
   Fair value of assets acquired, other than cash             $  47,166        -
   Liabilities assumed                                          (22,379)       -
   Merger consideration payable                                  (1,891)       -
   Stock issued                                                 (16,335)       -
   Purchase price in excess of the net assets acquired           99,679        -
--------------------------------------------------------------------------------
      Net cash used for acquisitions                          $ 106,240        -
================================================================================


NOTE 8 - COMMITMENTS

     At March 30, 1997, the Company was obligated under development agreements with Applebee's International, Inc., the franchisor of Applebee's restaurants, to open 27 additional Applebee's restaurants by the end of 1997.

NOTE 9 - EARNINGS PER SHARE

     Primary earnings per common share equals net earnings divided by the weighted average number of common shares outstanding after giving effect to dilutive stock options. Fully diluted earnings per common share is computed by giving effect to dilutive stock options and by adjusting both net earnings and shares outstanding as if the Convertible Preferred Securities were converted at the date of issuance. The Company expects the Convertible Preferred Securities to be slightly dilutive (on a fully-dilutive basis) beginning in the second quarter of 1997.

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires all entities to provide dual disclosure of earnings per share, basic and fully-diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effect of stock options. Fully diluted earnings per share is essentially the same as under APB 15 as discussed above. The Company has evaluated the impact of this pronouncement for 1997 and expects a slight increase in basic earnings per share, as compared to primary earnings per share, and no impact on fully diluted earnings per share.

Item 2.
                                APPLE SOUTH, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 30, 1997



Comparison of Historical Results - Fiscal quarters ended March 30, 1997 and March 31, 1996

     Restaurant sales for the first quarter of 1997 increased 36% to $171 million from $126 million for the same period in 1996. This $45 million increase for 1997 is primarily due to sales from 7 Applebee's and 3 Don Pablo's opened in the first quarter of 1997 and 34 Applebee's and 15 Don Pablo's opened in the last three quarters of 1996. In addition, sales for the quarter included one month of sales for 16 McCormick & Schmick's restaurants and 21 Hops Grill & Bar restaurants, acquired during the first quarter of 1997. First quarter sales were also slightly effected by the closing of two Harrigan's restaurants, one due to fire damage and one coinciding with a lease expiration. In addition, sales for the first quarter of 1996 included fifteen restaurants in the Tomato Rumba's division which were closed in March 1996 and six additional locations which were closed in July 1996.

     Average weekly sales at base restaurants (those open for a full 12 months at the beginning of 1997) were approximately 3% and 6% higher for Applebee's and Don Pablo's respectively, in the first quarter of 1997 as compared with the same period in 1996. Average weekly sales at all restaurants were approximately 2% higher for Applebee's and 6% higher for Don Pablo's for the first quarter of 1997 compared to the first quarter of 1996. Management believes that the sales increases are attributable to initiatives begun in the third quarter of 1996 to refocus the Applebee's division on guest and employee satisfaction, as well as increased advertising in both the Applebee's and Don Pablo's divisions.

     For the first quarter of 1997 restaurant operating expenses as a percent of sales increased 1.3% to 85.5% as compared with the 84.2% for the same period in 1996. The resulting decrease in restaurant operating margins is principally due to (i) higher food and beverage costs as a percentage of sales at Applebee's, attributable to higher cost steak promotions in 1997, (ii) an increase in labor costs at Applebee's related to higher staffing levels in conjunction with the increased customer focus initiative begun in the third quarter of 1996 and (iii) increased advertising expenses as a percent of sales in both the Applebee's and Don Pablo's divisions.

     The asset revaluation charge in 1996 is related to the Company's decision to redeploy its assets in the Tomato Rumba's division and to accelerate its efforts to sell the Hardee's division . The resulting pre-tax charge of $19.8 million consisted primarily of asset impairment loss recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and included certain operating losses related to the Tomato Rumba's division.

     Interest expense increased to $4.3 million compared to $1.9 million for the same period in 1996 due to the net effect of (i) higher average borrowings as a result of Company expansion, (ii) higher average borrowing rates associated with longer-term financing instruments and (iii) the favorable results of an interest rate contract. The higher average borrowing rates are due to the May 1996 issuance of $125 million of 9.75% senior notes. In addition, the Company issued $115 million of 7.0% Convertible Preferred Securities during March 1997 to finance acquisitions, for which the 7% carrying cost is included in interest expense.

     The Company's effective tax rate for the full year 1997 is expected to be 36%, which approximates the effective tax rate on 1996 earnings before asset revaluation charges.

     Net earnings as a percent of sales increased to 4.2% in 1997 from a net loss of 4.3% for the same period in 1996. In addition to the factors discussed above, the increase was primarily a result of the $19.8 million of asset revaluation expenses (15.7% of sales, before tax) recorded during the first quarter of 1996.

Liquidity and Capital Resources

     The Company's cash and cash equivalents increased approximately $5.5 million in the quarter ended March 30, 1997. Principal sources of funds in the first quarter of 1997 consisted of (i) cash flow from operations ($10.6 million), (ii) proceeds from the issuance of the Convertible Preferred Securities ($115.0 million) and (iii) additional borrowings under the Company's revolving credit facilities ($33.5 million). The primary uses of funds consisted of (I) costs associated with expansion, principally land, building and equipment associated with the construction of new Applebee's and Don Pablo's restaurants ($26.4 million), (ii) additions to other assets, including issuance costs related to the Convertible Preferred Securities, ($5.3 million), (iii) the acquisitions of McCormick & Schmick's and Hops Grill & Bar ($106.2 million) and
(iv) the purchase of 1.1 million shares of treasury stock ($15.6 million).

     In March 1997, the Company acquired all of the outstanding shares of McCormick & Schmick's and a majority of the outstanding shares of Hops Grill & Bar restaurants. McCormick & Schmick's, based in Oregon, is one of the nation's largest upper-end seafood restaurant groups, operating 16 restaurants in Oregon, Washington, California, Colorado and Washington, D.C. McCormick & Schmick's was acquired for $53.3 million, including $50.1 million in cash and 248,139 shares of Apple South common stock, plus the assumption of approximately $15.0 million in debt. Hops Grill & Bar, based in Florida and consisting of 21 restaurants that feature an on-premises microbrewery, was acquired for $29.5 million in cash and 1.05 million shares of Apple South common stock, plus the assumption of approximately $28.9 million in debt.

     Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company is able to operate with negative working capital. The increases in inventory, premises and equipment, franchise costs, and accrued liabilities are primarily attributable to the 10 restaurants opened during the first quarter. In addition, the first quarter acquisitions of McCormick &Schmick's and Hops Grill & Bar also had a significant impact on balance sheet accounts, resulting in increases to accounts receivable ($1.1 million), inventories ($1.8 million), premises and equipment ($41.6 million), goodwill ($99.7 million), accounts payable ($5.8 million) and accrued liabilities ($6.4 million). The increase in other assets is principally due to issuance costs related to the Convertible Preferred Securities ($3.8 million) and an increase in cash surrender value of an officer's life insurance policy ($0.9 million). Interest of minority partners represents the minority portion of Hops Grill & Bar not owned by Apple South. Further increases in current assets and liabilities are expected as the Company continues its restaurant development program.

     At March 30, 1997, Apple South was obligated, by its development agreements with the franchisor, to open 122 additional Applebee's restaurants by the end of the year 2000, including a total of 34 required to be opened during 1997. As of March 30, 1997, the Applebee's division had opened seven new restaurants.

     In March 1997, the Company issued $115 million of tax deductible, Convertible Preferred Securities. The Company has available unsecured revolving bank credit agreements totaling $190 million with interest payable at a margin above LIBOR or at prime. At March 30, 1997, approximately $123 million was outstanding under the revolving bank credit agreements. Management believes that cash flow from operations and remaining borrowings available under the existing credit facilities will provide funding sufficient to enable Apple South to carry out current expansion plans through the third quarter of 1998.

New Accounting Pronouncement

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires all entities to provide dual disclosure of earnings per share, basic and fully-diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effect of stock options. Fully diluted earnings per share is essentially the same as under APB 15 (see
Note 9). The Company has evaluated the impact of this pronouncement for 1997 and expects a slight increase in basic earnings per share, as compared to primary earnings per share, and no impact on fully diluted earnings per share.

Forward-Looking Information

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


Part II. Other Information

Item 2. Changes in Securities

     (a)  Not applicable.

     (b) In connection with the issuance of $3.50 Term Convertible Securities by Apple South Financing I, on March 11, 1997, the Company issued 7% Convertible Subordinated Debentures due March 1, 2027 ("Convertible Debentures") to Apple South Financing I. See paragraph (c) below for a description of this transaction. The company, at its option, may defer interest payments on the Convertible Debentures for up to twenty consecutive quarters. If such interest payments are deferred, the Company will be prohibited from paying any dividend on, or making any other distribution with respect to, the Company's Common Stock until all deferred interest is paid.

     (c) On March 3, 1997, the Company issued 248,139 shares of the Company's common stock,$0.01 par value per share, to five stockholders of McCormick & Schmick Holding Corp. as partial consideration for a merger transaction whereby McCormick & Schmick Holding Corp. became a wholly-owned subsidiary of the Company. The Company also paid approximately $50.1 in cash to the stockholders of McCormick & Schmick Holding Corp. These shares of common stock were issued in an unregistered, non-public offering in which no underwriters participated. The shares were issued pursuant to exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The shares were issued only to accredited investors without any general solicitation or advertising and the Company took reasonable care to assure the purchasers were not underwriters. See Note 2 of the Notes to Financial Statements for further information regard ing this transaction.


          On March 11, 1997, Apple South Financing I, a Delaware statutory business trust created by the Company for the purpose of such financing (the "Trust"), issued and sold 2,300,000 $3.50 Term Convertible Securities, Series A ("Convertible Preferred Securities") for $115 million ($50 per Preferred Security). The Convertible Preferred Securities were not registered under the Securities Act of 1933 in reliance upon Rule 144A and Regulation S of the Securities and Exchange Commission. The Convertible Preferred Securities were sold only (i) to qualified institutional buyers ( as defined in Rule 144A and (ii) to persons other than U.S. persons outside the United States. The Trust used the proceeds of the sale of the Convertible Preferred Securities to purchase from the Company $115 million in 7% convertible Subordinated Debentures due March 12, 2027 (Convertible Debentures) of the Company. The Company has guaranteed certain obligations of the Trust to holders of the Convertible Preferred Securities. The Company owns all of the common securities of the Trust. The Convertible Preferred Securities are convertible (through the conversion of the Convertible Debentures by the Trust) into common stock of the Company at the rate of 3.3801 shares of common stock for each Convertible Preferred Security. The Convertible Preferred Securities were offered by J.P. Morgan Securities, Inc., and Smith Barney Inc. as initial purchasers. Compensation of $3,737,500 ($1.625 per Convertible Preferred Security) was paid to the initial purchasers by the Company.


     On March 13, 1997, the Company issued 1,050,000 shares of Apple South, Inc. common stock, $0.01 par value, to the four shareholders of several corporations owning portions of the Hops Grill & Bar restaurant group ("Hops") as partial consideration for a transaction whereby those corporations merged into a wholly-owned subsidiary of the Company. The Company also paid approximately $16.3 million in cash to the owners of Hops. These shares of common stock were issued in an unregistered, non-public offering in which no underwriters participated. The shares were issued pursuant to exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The shares were issued only to accredited investors without any general solicitation or advertising and the Company took reasonable care to assure that the purchasers were not underwriters. See Note 2 to the Notes to Financial Statements for further information regarding this transaction.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

     2.1 Agreement and Plan of Merger among Apple South, Inc., M&S Acquisition of Delaware Inc., and McCormick & Schmick Holding Corp., et.al.,dated February 6, 1997.

     2.2 Agreements and Plan of Merger among Apple South, Inc., HG Acquisition Corp., and Mason and Schelldorf Leasing Company, Hops Restaurants, Inc., et. al., dated February 6, 1997.

     27.1 Financial Data Schedule

(b) The Company filed a Current Report on Form 8-K, dated February 7, 1997, which disclosed, pursuant to Rule 135c promulgated under the Securities Act of 1933 (the "Act"), the Company's intention to make an offering of securities not registered under the Act.

         The Company filed a Current Report on Form 8-K, dated February 19, 1997, which disclosed, pursuant to Item 5 of Form 8-K, the Company's acquisition of McCormick & Schmick's for approximately $53 million plus the assumption of $15 million in debt and the acquisition of Hops Grill & Bar for approximately $31.5 million plus the assumption of $26.5 million of debt. The Form 8-K included financial statements of the businesses acquired and pro forma financial information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Apple South, Inc.
    (Registrant)


Date:   May 14, 1997               By:       /s/ Erich J. Booth
                                             ---------------------
                                             Erich J. Booth
                                             Chief Financial Officer, Treasurer

                                             /s/ Philip L. Ammons
                                             ---------------------
                                             Philip L. Ammons
                                             Chief Accounting Officer

                                  EXHIBIT INDEX


     2.1 Agreement and Plan of Merger among Apple South, Inc., M&S Acquisition of Delaware Inc., and McCormick & Schmick Holding Corp., et.al.,dated February 6, 1997.

     2.2 Agreements and Plan of Merger among Apple South, Inc., HG Acquisition Corp., and Mason and Schelldorf Leasing Company, Hops Restaurants, Inc., et. al., dated February 6, 1997.

     27.1 Financial Data Schedule