Form 10-Q/A
period 1997-03-30
APPLE SOUTH INC
filed 1997-05-21
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                  Consolidated Balance Sheets....................... ..........4

                  Consolidated Statements of Shareholders' Equity..............5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements......... .........7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............10

Part II - Other Information

        Item 2 -  Changes in Securities.......................................12

        Item 6 -  Exhibits and Reports on Form 8-K............................13

        Signatures............................................................14


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


                                      Apple South, Inc.
                                  Consolidated Balance Sheets
                               (In thousands, except share data)
                                         (Unaudited)


------------------------------------------------------------------------------------------------------------------------------
                                                                                              Mar. 30,              Dec. 29,
                                                                                                1997                  1996
------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                           $          9,435               3,923
     Short-term investments                                                                            37                  52
     Accounts receivable                                                                            7,937               4,568
     Inventories                                                                                    8,581               6,364
     Prepaid expenses and other                                                                    10,805               9,780
------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                     36,795              24,687

Premises and equipment, net                                                                       440,036             380,523
Franchise costs, net                                                                                6,023               5,880
Goodwill, net                                                                                     135,534              36,351
Other assets                                                                                       16,844              10,386
------------------------------------------------------------------------------------------------------------------------------
                                                                                         $        635,232             457,827
==============================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                                    $         18,365              16,688
     Accrued liabilities                                                                           38,399              22,887
     Current installments of long-term debt                                                           233                 286
     Income taxes                                                                                       -                 320
------------------------------------------------------------------------------------------------------------------------------
          Total current liablilites                                                                56,997              40,181

Long-term debt                                                                                    249,996             215,891
Deferred income taxes                                                                              10,326              10,326
Interest of minority partners                                                                       2,067                   -
------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                      319,386             266,398
------------------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities
       of Apple South Financing I                                                                 115,000                   -

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                                   -                   -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,456,106 issued in 1997 and 39,124,925 issued in 1996                                     404                 391
      Additional paid-in capital                                                                  146,073             132,976
      Retained earnings                                                                            77,936              70,981
      Treasury stock at cost;  2,138,479 shares in 1997 and 677,508
           shares in 1996                                                                         (23,567)            (12,919)
------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                             200,846             191,429
------------------------------------------------------------------------------------------------------------------------------
                                                                                          $       635,232             457,827
==============================================================================================================================

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

NOTE 2 - BUSINESS COMBINATIONS

     On March 3, 1997, the Company acquired all of the outstanding shares of McCormick & Schmick Holding Corp. ("McCormick & Schmick's"), an Oregon-based restaurant company, for $53.3 million, including $50.1 million in cash and 248,139 shares of Apple South, Inc. common stock, plus the assumption of approximately $15.0 million in debt. McCormick & Schmick's operates 16 full-service upper-end casual seafood restaurants in four states plus Washington, D.C.

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


     Both acquisitions were accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. At March 30, 1997 the Company had not finalized its evaluation of the fair value of tangible and intangible assets acquired and liabilities assumed. Based on the preliminary estimates, the fair value of tangible assets acquired and liabilities assumed was $49.4 million and $22.4 million, respectively. The remaining estimated excess of purchase price over net assets acquired, $99.7 million, was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The 40 year amortization period represents the estimated future periods to be benefited and was determined to be appropriate based on the absence of any legal or contractual provisions which would indicate a shorter useful life.


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

                                                          March 30,    March 31,
                                                            1997         1996
                                                          --------     ---------
Total restaurant sales                                    $190,438     $150,218
Income from restaurant operations                         $ 26,883     $ 23,918
Net earnings (loss)                                       $  7,012     $ (5,311)
Primary earnings (loss) per common share                  $   0.18     $  (0.14)
Fully-diluted earnings (loss) per common share            $   0.18     $  (0.14)

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

     Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company is able to operate with negative working capital. The increases in inventory, premises and equipment, franchise costs, and accrued liabilities are primarily attributable to the 10 restaurants opened during the first quarter. In addition, the first quarter acquisitions of McCormick & Schmick's and Hops Grill & Bar also had a significant impact on balance sheet accounts, resulting in increases to accounts receivable ($1.1 million), inventories ($1.8 million), premises and equipment ($41.6 million), goodwill ($99.7 million), accounts payable ($5.8 million) and accrued liabilities ($6.4 million). The increase in other assets is principally due to issuance costs related to the Convertible Preferred Securities ($3.8 million) and an increase in cash surrender value of an officer's life insurance policy ($0.9 million). Interest of minority partners represents the minority portion of Hops Grill & Bar not owned by Apple South. Further increases in current assets and liabilities are expected as the Company continues its restaurant development program.

     At March 30, 1997, Apple South was obligated, under development agreements with Applebee's International, Inc., the franchisor of Applebee's restaurants, to open 122 additional Applebee's restaurants by the end of the year 2000, including a total of 34 required to be opened during 1997. As of March 30, 1997, the Applebee's division had opened seven new restaurants.

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

     (c) On March 3, 1997, the Company issued 248,139 shares of the Company's common stock,$0.01 par value per share, to five stockholders of McCormick & Schmick Holding Corp. as partial consideration for a merger transaction whereby McCormick & Schmick Holding Corp. became a wholly-owned subsidiary of the Company. The Company also paid approximately $50.1 million in cash to the stockholders of McCormick & Schmick Holding Corp. These shares of common stock were issued in an unregistered, non-public offering in which no underwriters participated. The shares were issued pursuant to exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The shares were issued only to accredited investors without any general solicitation or advertising and the Company took reasonable care to assure the purchasers were not underwriters. See Note 2 of the Notes to Financial Statements for further information regarding this transaction.

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

 Apple South, Inc.
    (Registrant)


Date:   May 21, 1997               By:       /s/ Erich J. Booth
                                             ---------------------
                                             Erich J. Booth
                                             Chief Financial Officer, Treasurer

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