Form 10-K405/A
period 1996-12-29
APPLE SOUTH INC
filed 1997-06-26
CIK 849101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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


     In 1995, the Company increased restaurant sales and income from restaurant operations (total restaurant sales less total restaurant operating expenses) by accelerating its restaurant acquisition program. In March 1995, the Company acquired certain assets including eight operating Applebee's restaurants and the exclusive Applebee's development rights for most of Iowa, northwestern Illinois, and contiguous areas in Wisconsin and Missouri for approximately $17 million in cash (the "Iowa acquisition"). In June 1995, the Company acquired certain assets including 18 operating Applebee's restaurants and the exclusive Applebee's development rights for the Chicago metropolitan area, most of Wisconsin and contiguous areas in Minnesota and Michigan from Marcus Restaurants, Inc. for approximately $48 million (the "Marcus acquisition"). The results of operations from the acquired restaurants are included in consolidated operating results from the time of acquisition. In November 1995, Apple South merged with DF&R Restaurants, Inc. ("DF&R") in a pooling- of- interests transaction. The merger was effected through the exchange of 1.5 shares of Apple South common stock for each share of DF&R common stock, which resulted in the issuance of approximately
9.3 million shares of Apple South common stock. 16

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

Item 8.  Financial Statements and Supplementary Data


                   Index to Consolidated Financial Statements

Independent Auditors' Report......................................   23

Consolidated Statement of Earnings................................   24

Consolidated Balance Sheets.......................................   25

Consolidated Statements of Shareholders' Equity...................   26

Consolidated Statements of Cash Flows.............................   27

Notes to Consolidated Financial Statements........................   28

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

Note 14 - Quarterly Financial Data (unaudited)

                             First       Second     Third      Fourth     Total
                            Quarter     Quarter    Quarter    Quarter      Year
1996:
Restaurant sales           $126,333     136,945    139,796    142,948    546,022
Net earnings (loss)        $ (5,487)      9,777      1,188      6,196     11,674
Earnings (loss) per
  share                    $  (0.14)       0.25       0.03       0.16       0.30

1995:
Restaurant sales           $  91,064    108,131    118,992    122,003    440,190
Net earnings               $   5,396      7,417      6,474        992     20,279
Earnings per
  share                    $    0.15       0.19       0.16       0.02       0.52


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

         27.1  Financial Data Schedule
                                       48

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



/s/ David P. Frazier       Chief Concept Officer and          February 19, 1997
--------------------       Director
    David P. Frazier



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