Form 10-Q/A
period 1997-03-30
APPLE SOUTH INC
filed 1997-07-16
CIK 849101

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

                                                                 X Yes        No


--------------------------------------------------------------------------------
As of July 16, 1997, there were 38,329,485 shares of common stock of the Registrant outstanding.

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
------------------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of subsidiary Apple South Financing I, holding solely
      Apple South Inc. 7% convertible subordinated debentures
      due March 1, 2027                                                                           115,000                   -

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                                   -                   -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,456,106 issued in 1997 and 39,124,925 issued in 1996                                     404                 391
      Additional paid-in capital                                                                  146,073             132,976
      Retained earnings                                                                            77,936              70,981
      Treasury stock at cost;  2,138,479 shares in 1997 and 677,508
           shares in 1996                                                                         (23,567)            (12,919)
------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                             200,846             191,429
------------------------------------------------------------------------------------------------------------------------------
                                                                                          $       635,232             457,827
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

NOTE 5 - TERM CONVERTIBLE SECURITIES

     In March 1997, Apple South Financing I (the "Trust") issued 2,300,000, $3.50 term convertible securities, Series A (the "Convertible Preferred Securities"). Apple South Financing I, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company with its sole asset being $115 million aggregate principal amount of 7% convertible subordinated debentures due March 1, 2027 of Apple South Inc. (the "Convertible Debentures").

     The Convertible  Preferred Securities are convertible at an initial rate of
3.3801 shares of Apple South common stock for each security. The Company has executed a guarantee with regard to the Convertible Preferred Securities. The guarantee, when taken together with the Company's obligations under the Convertible Debentures, the indenture pursuant to which the Convertible Debentures were issued, and the declaration of trust for Apple South Financing I, provides a full and unconditional guarantee of amounts due under the Convertible Preferred Securities.

     Proceeds to the Company, after deducting underwriters' fees and other offering expenses of approximately $3.7 million, were $111.3 million. The proceeds were used to repay revolving loan advances used for the acquisition of McCormick & Schmick's and to finance the acquisition of Hops Grill & Bar, including in each case, retirement of acquired company debt.


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

 Apple South, Inc.
    (Registrant)


Date:   July 16, 1997              By:       /s/ Erich J. Booth
                                             ---------------------
                                             Erich J. Booth
                                             Chief Financial Officer, Treasurer

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