Form 10-Q
period 1997-06-29
APPLE SOUTH INC
filed 1997-08-13
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 29, 1997 or [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

                                                                 X Yes        No



As of August 13, 1997, there were 38,356,010 shares of common stock of the Registrant outstanding.

                                APPLE SOUTH, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 29, 1997


                                      INDEX


Part I - Financial Information                                              Page

        Item 1 -  Consolidated Financial Statements:

                  Consolidated Statements of Earnings.... .....................3

                  Consolidated Balance Sheets..................................4

                  Consolidated Statements of Shareholders' Equity..............5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements...................7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............11

Part II - Other Information

        Item 4 -  Submission of Matters to a Vote of Security Holders.........14

        Item 6 -  Exhibits and Reports on Form 8-K............................14

Signature         ............................................................16

Part 1 - Financial Information
Item 1 - Financial Statements

                                                                Apple South, Inc.
                                                       Consolidated Statements of Earnings
                                                      (In thousands, except per share data)
                                                                   (Unaudited)


                                                                                  Quarter Ended                Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                               June 29,      June 30,         June 29,      June 30,
                                                                                 1997          1996             1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Applebee's                                                          $       115,890        94,950          227,674      184,527
    Don Pablo's                                                                  48,456        32,773           88,858       59,868
    McCormick & Schmick's                                                        19,708             -           27,032            -
    Hops                                                                         13,494             -           18,223            -
    Harrigan's                                                                    4,700         5,503            9,840       11,276
    Other                                                                           641         3,719            2,715        7,607
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                                202,889       136,945          374,342      263,278
------------------------------------------------------------------------------------------------------------------------------------

Restaurant operating expenses:
    Food and beverage                                                            56,406        37,386          104,253       72,118
    Payroll and benefits                                                         60,540        39,300          112,878       76,966
    Depreciation and amortization                                                 7,785         5,531           14,630       10,826
    Other operating expenses                                                     44,599        30,085           84,157       58,706
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                                   169,330       112,302          315,918      218,616
------------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses                                               9,779         6,734           18,393       13,176
Asset revaluation charges                                                             -             -                -       19,800
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                 23,780        17,909           40,031       11,686
------------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense                                                             (4,715)       (2,122)          (8,642)      (4,065)
    Distributions on preferred securities                                        (2,013)            -           (2,388)           -
    Interest income                                                                  12             8               63           65
    Other, net                                                                   (1,140)         (543)          (1,797)      (1,021)
------------------------------------------------------------------------------------------------------------------------------------

          Total other income (expense)                                           (7,856)       (2,657)         (12,740)      (5,021)
------------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                     15,924        15,252           27,291        6,665

Income taxes                                                                      5,700         5,475            9,775        2,375
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                            $        10,224         9,777           17,492        4,290
====================================================================================================================================

Primary earnings per common share                                       $          0.27          0.25             0.46         0.11
====================================================================================================================================

Fully diluted earnings per common share                                 $          0.25          0.25             0.44         0.11
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


                                                               Apple South, Inc.
                                                          Consolidated Balance Sheets
                                                       (In thousands, except share data)
                                                                 (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      June 29,          Dec. 29,
                                                                                                        1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                               $         4,822             3,923
      Short-term investments                                                                               37                52
      Accounts receivable                                                                               8,751             4,568
      Inventories                                                                                       8,914             6,364
      Prepaid expenses and other                                                                       11,237             9,780
------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                        33,761            24,687

Premises and equipment, net                                                                           476,301           380,523
Franchise costs, net                                                                                    5,979             5,880
Goodwill, net                                                                                         134,258            36,351
Other assets                                                                                           17,457            10,386
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              $       667,756           457,827
====================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                                        $        18,524            16,688
      Accrued liabilities                                                                              30,242            22,887
      Current installments of long-term debt                                                              198               286
      Income taxes                                                                                         61               320
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                   49,025            40,181

Long-term debt                                                                                        285,935           215,891
Deferred income taxes                                                                                  12,126            10,326
Other long-term liabilities                                                                             2,088                 -
------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                          349,174           266,398
------------------------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of subsidiary Apple South Financing I, holding solely
       Apple South, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                              115,000                 -

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                                       -                 -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
           40,465,235 issued in 1997 and 39,124,925 issued in 1996                                        405               391
      Additional paid-in capital                                                                      145,884           132,976
      Retained earnings                                                                                87,755            70,981
      Treasury stock at cost;  2,135,750 shares in 1997 and 677,508
           shares in 1996                                                                             (30,462)          (12,919)
------------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                                 203,582           191,429
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              $       667,756           457,827
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                                               Apple South, Inc.
                                                 Consolidated Statements of Shareholders' Equity
                                                    (In thousands, except per share amounts)
                                                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Additional                                   Total
                                                         Common Stock          Paid-in      Retained      Treasury    Shareholders'
                                                    Shares          Amount     Capital      Earnings        Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 29, 1996                         39,125            $391      $132,976       $70,981      ($12,919)     $191,429
Net earnings                                              -               -             -         7,268             -         7,268
Purchase of common stock                                  -               -             -             -       (15,640)      (15,640)
Issuance of common stock for acquisitions             1,298              13        16,323             -             -        16,336
Common stock issued to ESOP and ESPP                     23               -           300             -             -           300
Exercise of options                                      10               -        (4,374)            -         4,992           618
Tax effect of exercise of options by employees            -               -           848             -             -           848
Cash dividends ($0.008 per share)                         -               -             -          (313)            -          (313)
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 30, 1997                            40,456             404       146,073        77,936       (23,567)      200,846
------------------------------------------------------------------------------------------------------------------------------------


Net earnings                                              -               -             -        10,224             -        10,224
Purchase of common stock                                  -               -             -             -        (7,355)       (7,355)
Common stock issued to ESOP and ESPP                      9               1           125             -             -           126
Exercise of options                                       -               -          (343)            -           460           117
Tax effect of exercise of options by employees            -               -            29             -             -            29
Cash dividends ($0.01 per share)                          -               -             -          (405)            -          (405)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 29, 1997                             40,465            $405      $145,884       $87,755      ($30,462)     $203,582
====================================================================================================================================

See accompanying notes to consolidated financial statements.


                                                               Apple South, Inc.
                                                    Consolidated Statements of Cash Flows
                                                                (In thousands)
                                                                 (Unaudited)

                                                                                                        Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          June 29,      June, 30
                                                                                                            1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                               $         17,492         4,290
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                                               16,909        12,660
               Deferred income taxes                                                                        1,800          (526)
               Asset revaluation charges                                                                        -        17,842
               (Increase) decrease in assets:
                    Accounts receivable                                                                    (2,820)         (143)
                    Inventories                                                                              (994)         (961)
                    Prepaid expenses and other                                                             (1,011)       (1,016)
                Increase (decrease) in liabilities:
                     Accounts payable                                                                      (4,425)         (811)
                     Accrued liabilities                                                                   (5,464)         (618)
                     Income taxes                                                                            (120)        1,587
                     Other long-term liabilities                                                              185             -
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities                                   21,552        32,304
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                                (73,186)      (51,792)
      Acquisition of businesses, net of cash acquired                                                    (106,240)            -
      Proceeds from sale of land and equipment                                                              3,219           429
      Decrease in short-term investments                                                                       15           323
      Additions to franchise costs                                                                           (479)         (510)
      Additions to other assets                                                                            (5,972)       (7,925)
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash used in investing activities                                     (182,643)      (59,475)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from (repayment of) revolving credit agreements                                         69,500       (81,500)
      Proceeds from issuance of preferred securities                                                      115,000             -
      Proceeds from issuance of long-term debt                                                                510       125,000
      Principal payments on long-term debt                                                                   (468)       (1,545)
      Proceeds from issuance of common stock                                                                1,161         2,026
      Dividends declared and paid                                                                            (718)         (548)
      Purchase of treasury stock                                                                          (22,995)      (18,940)
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by financing activities                                  161,990        24,493
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents during the period                                                   899        (2,678)
Cash and cash equivalents at the beginning of the period                                                    3,923         4,806
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                               $          4,822         2,128
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 1997
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997.


NOTE 2 - BUSINESS COMBINATIONS

On March 3, 1997, the Company acquired all of the outstanding shares of McCormick & Schmick Holding Corp. ("McCormick & Schmick's"), an Oregon-based restaurant company, for $53.3 million, including $50.1 million in cash and 248,139 shares of Apple South, Inc. common stock, plus the assumption of approximately $15.0 million in debt. McCormick & Schmick's operated 16 full-service upper-end casual seafood restaurants in four states plus Washington, D.C. at the time of acquisition.

On March 13, 1997, the Company acquired the Hops Grill & Bar restaurant system ("Hops Grill & Bar"), for $29.5 million which included $16.3 million in cash and
1.05 million shares of Apple South, Inc. common stock, plus the assumption of approximately $28.9 million in debt. The accompanying consolidated financial statements reflect minority interest equal to the proportionate share of the subsidiary's net assets not owned by Apple South. The Florida-based company operated 21 full-service casual dining restaurants in four states at the time of acquisition.

Both acquisitions were accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. At June 29, 1997, the Company had not finalized its evaluation of the fair value of tangible and intangible assets acquired and liabilities assumed. Based on the preliminary estimates, the fair value of tangible assets acquired and liabilities assumed was $49.4 million and $22.4 million, respectively. The remaining estimated excess of purchase price over net assets acquired, $99.7 million, was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The 40 year amortization period represents the estimated future periods to be benefited and was determined to be appropriate based on the absence of any legal or contractual provisions which would indicate a shorter useful life.

The following pro forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisitions had occurred as of the beginning of the periods presented, after the impact of certain adjustments, such as: expensing rather than capitalizing and amortizing preopening expenses, amortization of goodwill, interest expense on the proceeds of the Convertible Preferred Securities (see Note 4), elimination of interest on a portion of the acquisition debt assumed, and the related income tax effects (amounts in thousands, except per share data):

                                                            Six Months Ended
                                                      --------------------------
                                                        June 29,        June 30,
                                                         1997             1996
                                                      ---------        ---------
Total restaurant sales                                 $393,327         $314,051
Net earnings                                           $ 17,260         $  3,717
Primary earnings per common share                      $   0.45         $   0.09
Fully diluted earnings per common share                $   0.43         $   0.09


NOTE 3 - SHAREHOLDERS' EQUITY

In 1996, the Board of Directors authorized the purchase of up to two million shares of the Company's common stock through open market transactions to satisfy obligations under stock option and employee stock ownership plans. During the first quarter of 1997, this repurchase program was completed and the Company announced a separate 750,000 share repurchase program. As of June 29, 1997, the Company had purchased an aggregate 3.1 million shares of its common stock under repurchase programs at an average price of $16.99 per share and had completed its announced repurchase programs.

Cash dividends declared and paid in the quarter ended June 29, 1997 were $405,000, or $0.01 per share. On July 29, 1997, the Company declared a cash dividend of $0.01 per share, payable on August 29, 1997 to shareholders of record on August 15, 1997.


NOTE 4 - CONVERTIBLE PREFERRED SECURITIES

During the first quarter of 1997, Apple South Financing I (the "Trust") issued 2,300,000, $3.50 term convertible securities, Series A (the "Convertible Preferred Securities"). Apple South Financing I, a statutory business trust, is a wholly owned, consolidated subsidiary of the Company with its sole asset being $115 million aggregate principal amount of 7% convertible subordinated debentures due March 1, 2027 of Apple South Inc. (the "Convertible Debentures").

The  Convertible  Preferred  Securities  are  convertible  at an initial rate of
3.3801 shares of Apple South common stock for each security. The Company has executed a guarantee with regard to the Convertible Preferred Securities. The guarantee, when taken together with the Company's obligations under the Convertible Debentures, the indenture pursuant to which the Convertible Debentures were issued, and the declaration of trust of Apple South Financing I, provides a full and unconditional guarantee of amounts due under the Convertible Preferred Securities.

Proceeds to the Company, after deducting underwriters' fees and other offering expenses of approximately $3.7 million, were $111.3 million. The proceeds were used to repay revolving loan advances used for the acquisition of McCormick & Schmick's and to finance the acquisition of Hops Grill & Bar, including in each case, retirement of acquired company debt.

NOTE 5 - INCOME TAXES

The Company's effective tax rate for the first six months of 1997 and 1996 was approximately 36%. The Company's effective tax rate for the full year 1997 is expected to be 36%, which approximates the effective tax rate on 1996 earnings before asset revaluation charges.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 29, 1997 and June 30, 1996, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                          1997             1996
--------------------------------------------------------------------------------
Interest paid                                      $       9,976           3,372
--------------------------------------------------------------------------------
Distributions paid on preferred securities         $       1,807               -
--------------------------------------------------------------------------------
Income taxes paid                                  $       7,310           1,091
--------------------------------------------------------------------------------
Business acquisitions, net of cash acquired
   Fair value of assets acquired, other than cash  $      47,166               -
   Liabilities assumed                                   (22,379)              -
   Merger consideration payable                           (1,890)              -
   Stock issued                                          (16,336)              -
   Purchase price in excess of the net assets acquired    99,679               -
================================================================================
      Net cash used for acquisitions               $     106,240               -
================================================================================


NOTE 7 - COMMITMENTS

At June 29, 1997, the Company was obligated under development agreements with Applebee's International, Inc., the franchisor of Applebee's restaurants, to open 18 additional Applebee's restaurants by the end of 1997 and a total of 113 by the end of the year 2000.


NOTE 8 - EARNINGS PER SHARE

Primary earnings per common share equals net earnings divided by the weighted average number of common shares outstanding after giving effect to dilutive stock options. Fully diluted earnings per common share is computed by giving effect to dilutive stock options and by adjusting both net earnings and shares outstanding as if the Convertible Preferred Securities had been converted at the date of issuance. The number of shares used in the primary earnings per share computations for the six months ended June 29, 1997 and June 30, 1996 was 38,436,000 and 39,754,000, respectively. The number of shares used in the fully diluted earnings per share computations for the six months ended June 29, 1997 and June 30, 1996 was 43,061,000 and 39,754,000, respectively.

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires all entities to provide dual disclosure of earnings per share, basic and diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effect of stock options. Diluted earnings per share is essentially the same as fully diluted as under APB 15 as discussed above. The Company has evaluated the impact of this pronouncement for 1997 and expects a slight increase in basic earnings per share, as compared to primary earnings per share, and no impact on diluted earnings per share.


NOTE 9 - SUBSEQUENT EVENT

On July 18, 1997, the Company and Dallas-based Canyon Cafes, Inc. completed a merger transaction which will be accounted for as a purchase business combination. The purchase price of $36.0 million included $30.8 million in cash and $5.2 million in Apple South common stock. In addition, the Company paid approximately $7.5 million in debt owed by Canyon Cafes, Inc.

Item 2.
                                APPLE SOUTH, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 29, 1997



Comparison of Historical Results - Fiscal quarters ended June 29, 1997 and June 30, 1996

Restaurant sales for the second quarter and the six months ended June 29, 1997 increased 48% and 42%, respectively, over the comparable periods of 1996. The increased sales are primarily attributable to increases in the number of restaurant operating weeks through both restaurant openings and acquisitions, as well as increases in average weekly sales over prior year. For the second quarter and six-month period ended June 29, 1997, operating weeks increased by 20% and 21%, respectively, at Applebee's and 44% and 43%, respectively, at Don Pablo's as compared to the same periods of the prior year. The increase in operating weeks is due to 42 Applebee's and 27 Don Pablo's opened since June 30, 1996 and 16 McCormick & Schmick's and 21 Hops Grill & Bar restaurants acquired during the first quarter of 1997. The sales increases resulting from the opening of new restaurants and acquisitions were slightly offset by sales related to 15 Tomato Rumba's restaurants closed in March 1996 and six additional locations closed in July 1996. In addition, two Harrigan's restaurants were closed during the first quarter of 1997 and, during April of the current year, the Company completed the sale of its 10-unit Hardee's division and closed one Applebee's restaurant.

Average weekly sales at base restaurants (those open for a full 12 months at the beginning of 1997) were approximately 4% higher at Don Pablo's, 3% higher at Applebee's, and 1% higher at Harrigan's in the second quarter of 1997 as compared with the same period in 1996. The Company believes that the sales increases in its Applebee's division are attributable to (i) initiatives begun in the third quarter of 1996 to enhance guest and employee satisfaction, (ii) the impact of new management at the division which has conveyed a strong sense of direction and purpose to the restaurants, and (iii) increased and improved advertising strategies. Increases in the Don Pablo's division are attributable to increased concept recognition and awareness in existing markets achieved through market penetration and increased advertising.

For the second quarter of 1997, restaurant operating expenses as a percent of sales increased 1.5% to 83.5% as compared with 82.0% for the same period in 1996. The resulting decrease in restaurant operating margins is principally due to (i) an increase in labor costs at Applebee's related to higher staffing levels in conjunction with the increased customer focus initiative begun in the third quarter of 1996, (ii) higher food and beverage costs as a percentage of sales at Applebee's, attributable to menu mix changes resulting from higher cost steak promotions in 1997, (iii) an increase in food and beverage costs compared to the prior year due to a change in sales mix resulting from the newly acquired divisions which have higher costs, and (iv) increased advertising expenses as a percent of sales in both the Applebee's and Don Pablo's divisions.

During the first quarter of 1996, the Company recorded an asset revaluation charge related to the decision to redeploy the assets in its Tomato Rumba's division and to accelerate its efforts to sell the Hardee's division. The resulting pre-tax charge of $19.8 million consisted primarily of asset impairment loss recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and included certain operating losses related to the Tomato Rumba's division.

Interest expense for the quarter ended June 29, 1997 increased to $4.7 million compared to $2.1 million for the same quarter of 1996 due to higher average borrowings as a result of Company expansion and higher average borrowing rates associated with the May 1996 issuance of $125.0 million of 9.75% senior notes.

In March 1997, the Company issued $115.0 million of 7.0% Convertible Preferred Securities to finance acquisitions. Expense related to distributions on the preferred securities was $2.0 million for the quarter ended June 29, 1997.

The Company's effective tax rate for the full year 1997 is expected to be 36%, which approximates the effective tax rate on 1996 earnings before asset revaluation charges.


Liquidity and Capital Resources

Substantially all sales are for cash, and accounts payable are generally due in 15 to 45 days. As such, the Company is able to operate with negative working capital. The increases in inventory, premises and equipment, franchise costs, and accrued liabilities are primarily attributable to the restaurants opened during the first half of the year. In addition, the first quarter acquisitions of McCormick & Schmick's and Hops Grill & Bar also had a significant impact on balance sheet accounts, resulting in increases to accounts receivable, inventories, premises and equipment, goodwill, accounts payable and accrued liabilities. The increase in other assets is principally due to issuance costs related to the Convertible Preferred Securities and an increase in cash surrender value of an officer's life insurance policy. Other long-term liabilities represents primarily interest of minority partners for the portion of Hops Grill & Bar not owned by the Company. Further increases in current assets and liabilities are expected with the addition of new restaurants.

Capital expenditures for the first half of 1997 were $73.2 million as compared to $51.8 million for the same period of 1996. Capital expenditures include purchases of land for new restaurants, new restaurant construction, and purchases of new and replacement furniture and equipment. Capital expenditures are expected to be approximately $125.0 million for the remainder of fiscal 1997, including $50.0 million for the acquisition and expansion of Canyon Cafes, Inc., and $225.0 million in 1998, of which $70.0 million is expected to be financed through a master equipment lease.

At June 29, 1997, the Company was obligated, under development agreements with Applebee's International, Inc., the franchisor of Applebee's restaurants, to open 113 additional Applebee's restaurants by the end of the year 2000, including a total of 34 required to be opened during 1997. As of June 29, 1997, the Applebee's division had opened 16 new restaurants, and expects to open 18 additional restaurants by the end of the year.

The Company has available unsecured revolving bank credit agreements totaling $190.0 million with interest payable at a margin above LIBOR or at prime. At June 29, 1997, approximately $159.0 million was outstanding under the revolving bank credit agreements. The Company expects to complete the expansion of these facilities to $235.0 million during the third quarter of 1997. Management believes that cash flow from operations and remaining borrowings available under the existing credit facilities, as expanded, will provide funding sufficient to enable the Company to carry out current expansion plans through the first quarter of 1998. The Company believes that additional credit sources are available on acceptable terms to carry out its expansion plans through 1998 and maintain a capital structure with a debt to capital ratio in its target range of 40% to 60%.


New Accounting Pronouncement

Statement of Financial Accounting Standards No. 128, "Earnings Per Share"("SFAS 128"), is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires all entities to provide dual disclosure of earnings per share, basic and diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effect of stock options. Diluted earnings per share is essentially the same as fully diluted as under APB 15 (see Note 8). The Company has evaluated the impact of this pronouncement for 1997 and expects a slight increase in basic earnings per share, as compared to primary earnings per share, and no impact on diluted earnings per share.


Effect of Inflation

Management believes that inflation has not had a material effect on earnings during the past several years. Inflationary increases in the cost of labor, food and other operating costs could adversely affect the Company's restaurant operating margins. In the past, however, the Company generally has been able to modify its operations to offset increases in its operating costs.


Forward-Looking Information

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the casual dining restaurant industry, which remains intense; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new restaurant development; government monetary and fiscal policies; laws and regulations;
governmental initiatives such as minimum wage rates and taxes; and other factors set forth in Exhibit 99 attached hereto.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 29, 1997, at which the following proposals were voted upon by shareholders: (i)the election of eight members of the Board of Directors (ii) the approval of the Company's 1995 Stock Incentive Plan, as amended, and (iii) the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors.

Each of the eight members of the Company's Board of Directors was elected to hold office until the next Annual Meeting of Shareholders and/or until his or her successor is elected, and has qualified by the following votes:


                                              Affirmative               Negative
         Tom E. DuPree, Jr.                   34,572,971                  94,522
         John G. McLeod, Jr.                  34,573,051                  94,442
         David P. Frazier                     34,573,347                  94,146
         John L. Moorhead                     34,578,598                  88,895
         Marc D. Redus                        34,573,110                  94,383
         James W. Rowe                        34,577,847                  89,646
         Dr. Ruth G. Shaw                     34,576,581                  90,912
         Thomas R. Williams, Sr.              34,580,172                  87,321

The proposal to approve the Company's 1995 Stock Incentive Plan was approved as follows: affirmative votes 30,696,257, negative votes 3,918,757, and abstaining votes 52,479. The appointment of KPMG Peat Marwick LLP was ratified as follows: affirmative votes 34,612,527, negative votes 34,564, and abstaining votes 20,402.


Item 6. Exhibits and Reports on Form 8-K


(a)   Exhibit No.   Exhibit Description                              Page Number


         2.1        Agreement and Plan of Merger among Apple South,        17-63
                    Inc., Coyote Acquisition Corp.,and Canyon Cafes,
                    Inc., et.al., dated June 19,1997

         4.1        Trust Agreement of Apple South Financing I, dated      *
                    as of February 18, 1997, among Apple South, Inc.,
                    First Union National Bank of Georgia, First Union
                    Bank of Delaware and Lansing S. Patterson

         4.2        Amended and Restated Declaration of Trust of Apple     *
                    South Financing I, dated as of March 11, 1997, among Apple South, Inc., as Sponsor, First Union National Bank of Georgia, as Institutional Trustee,

                    First Union Bank of Delaware, as Delaware Trustee, and the Regular Trustees named therein

         4.3        Indenture for the 7% Convertible Subordinated          *
                    Debentures, dated as of March 6, 1997, between Apple South, Inc. and First Union National Bank of Georgia, as Trustee

         4.4        Form of $3.50 Term Convertible Security, Series        *
                    A (included in Exhibit 4.3)

         4.5        Form of 7% Convertible Subordinated Debenture          *
                    (included in Exhibit 4.3)

         4.6        Preferred Securities Guarantee Agreement, dated        *
                    as of March 11, 1997, between Apple South, Inc., as Guarantor, and First Union National Bank of
                    Georgia, as Preferred Guarantee Trustee

         4.7        Registration Rights Agreement, dated as of             *
                    March 11, 1997 among Apple South, Inc., Apple
                    South Financing I, J.P. Morgan Securities, Inc., and Smith Barney, Inc.

         27.1       Financial Data Schedule                                64

         99.1       Safe Harbor Under the Private Securities Litigation    65
                    Reform Act of 1995

* Incorporated by reference to corresponding exhibit number filed with the Company's Registration Statement on Form S-3, File No. 333-25205


(b)      Reports on Form 8-K.

         None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple South, Inc.
(Registrant)


Date:   August 13, 1997             By:       /s/ Erich J. Booth
                                              -------------------
                                              Erich J. Booth
                                              Chief Financial Officer, Treasurer

                                              /s/ Philip L. Ammons
                                              -------------------
                                              Philip L. Ammons
                                              Chief Accounting Officer