Form 10-Q/A
period 1997-06-29
APPLE SOUTH INC
filed 1997-08-27
CIK 849101

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

Part 1 - Financial Information
Item 1 - Financial Statements

                                                                Apple South, Inc.
                                                       Consolidated Statements of Earnings
                                                      (In thousands, except per share data)
                                                                   (Unaudited)


                                                                                  Quarter Ended                Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                               June 29,      June 30,         June 29,      June 30,
                                                                                 1997          1996             1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Applebee's                                                          $       115,890        94,950          227,674      184,527
    Don Pablo's                                                                  48,456        32,773           88,858       59,868
    McCormick & Schmick's                                                        19,708             -           27,032            -
    Hops                                                                         13,494             -           18,223            -
    Harrigan's                                                                    4,700         5,503            9,840       11,276
    Other                                                                           641         3,719            2,715        7,607
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                                202,889       136,945          374,342      263,278
------------------------------------------------------------------------------------------------------------------------------------

Restaurant operating expenses:
    Food and beverage                                                            56,406        37,386          104,253       72,118
    Payroll and benefits                                                         60,540        39,300          112,878       76,966
    Depreciation and amortization                                                 7,785         5,531           14,630       10,826
    Other operating expenses                                                     44,599        30,085           84,157       58,706
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                                   169,330       112,302          315,918      218,616
------------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses                                               9,779         6,734           18,393       13,176
Asset revaluation charges                                                             -             -                -       19,800
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                 23,780        17,909           40,031       11,686
------------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense                                                             (4,715)       (2,122)          (8,642)      (4,065)
    Distributions on preferred securities                                        (2,013)            -           (2,388)           -
    Interest income                                                                  12             8               63           65
    Other, net                                                                   (1,140)         (543)          (1,797)      (1,021)
------------------------------------------------------------------------------------------------------------------------------------

          Total other income (expense)                                           (7,856)       (2,657)         (12,764)      (5,021)
------------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                     15,924        15,252           27,267        6,665

Income taxes                                                                      5,700         5,475            9,775        2,375
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                            $        10,224         9,777           17,492        4,290
====================================================================================================================================

Primary earnings per common share                                       $          0.27          0.25             0.46         0.11
====================================================================================================================================

Fully diluted earnings per common share                                 $          0.25          0.25             0.44         0.11
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

Apple South, Inc.
(Registrant)


Date:   August 27, 1997             By:       /s/ Erich J. Booth
                                              -------------------
                                              Erich J. Booth
                                              Chief Financial Officer, Treasurer

                                              /s/ Philip L. Ammons
                                              -------------------
                                              Philip L. Ammons
                                              Chief Accounting Officer