Form 10-Q
period 1997-09-28
APPLE SOUTH INC
filed 1997-11-12
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 28, 1997 or [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

                                                                 X Yes        No


As of November 12, 1997, there were 38,761,685 shares of common stock of the Registrant outstanding.

                                APPLE SOUTH, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 28, 1997


                                      INDEX


Part I - Financial Information                                              Page

        Item 1 -  Consolidated Financial Statements:

                  Consolidated Statements of Earnings..........................3

                  Consolidated Balance Sheets..................................4

                  Consolidated Statements of Shareholders' Equity..............5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements...................7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............11

Part II - Other Information

        Item 1 -  Legal Proceedings...........................................14

        Item 2 -  Changes in Securities and Use of Proceeds...................14

        Item 6 -  Exhibits and Reports on Form 8-K............................15


Signature         ............................................................16

Part 1 - Financial Information
Item 1 - Financial Statements

                                                      Apple South, Inc.
                                            Consolidated Statements of Earnings
                                           (In thousands, except per share data)
                                                        (Unaudited)

                                                                                  Quarter Ended                Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Sept. 28,     Sept. 29,        Sept. 28,     Sept. 29,
                                                                                 1997          1996             1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Applebee's                                                              $  114,122        95,911          341,796       280,438
    Don Pablo's                                                                 54,542        36,603          143,400        96,471
    McCormick & Schmick's                                                       20,265             -           47,297             -
    Hops                                                                        14,170             -           32,393             -
    Canyon Cafes                                                                 8,082             -            8,082             -
    Harrigan's                                                                   4,558         5,269           14,398        16,545
    Other                                                                            -         2,013            2,715         9,620
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                               215,739       139,796          590,081       403,074
------------------------------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
    Food and beverage                                                           59,457        38,467          163,710       110,585
    Payroll and benefits                                                        65,735        42,713          178,613       119,663
    Depreciation and amortization                                                8,275         5,427           22,905        16,253
    Other operating expenses                                                    49,602        33,332          133,759        92,054
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                                  183,069       119,939          498,987       338,555
------------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses                                             10,380         6,748           28,773        19,925
Asset revaluation charges                                                            -         7,300                -        27,100
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                22,290         5,809           62,321        17,494
------------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense                                                            (4,539)       (3,455)         (13,181)       (7,521)
    Distributions on preferred securities                                       (2,012)            -           (4,400)            -
    Interest income                                                                  5             -               68            65
    Other, primarily goodwill amortization                                      (1,379)         (491)          (3,176)       (1,511)
------------------------------------------------------------------------------------------------------------------------------------

          Total other income (expense)                                          (7,925)       (3,946)         (20,689)       (8,967)
------------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                    14,365         1,863           41,632         8,527

Income taxes                                                                     3,705           675           13,480         3,050
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                $   10,660         1,188           28,152         5,477
====================================================================================================================================

Primary earnings per common share                                           $     0.27          0.03             0.73          0.14
====================================================================================================================================

Fully diluted earnings per common share                                     $     0.26          0.03             0.70          0.14
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

                                                      Apple South, Inc.
                                                 Consolidated Balance Sheets
                                              (In thousands, except share data)
                                                         (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Sept. 28,         Dec. 29,
                                                                                                    1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                                        $    1,801             3,923
      Short-term investments                                                                                   37                52
      Accounts receivable                                                                                   5,797             4,568
      Inventories                                                                                           9,485             6,364
      Prepaid expenses and other                                                                           12,338             9,780
------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                            29,458            24,687

Premises and equipment, net                                                                               528,399           380,523
Franchise costs, net                                                                                        6,109             5,880
Goodwill, net                                                                                             174,550            36,351
Other assets                                                                                               20,926            10,386
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       $  759,442           457,827
====================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                                                 $   17,429            16,688
      Accrued liabilities                                                                                  33,791            22,887
      Current installments of long-term debt                                                                  194               286
      Income taxes                                                                                            195               320
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                       51,609            40,181

Long-term debt                                                                                            351,151           215,891
Deferred income taxes                                                                                      14,956            10,326
Other long-term liabilities                                                                                 7,355                 -
------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                              425,071           266,398
------------------------------------------------------------------------------------------------------------------------------------

Company-obligated  mandatorily  redeemable  preferred  securities  of subsidiary
       Apple South Financing I, holding solely Apple South,  Inc. 7% convertible
       subordinated debentures due March 1, 2027                                                          115,000                 -

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                                           -                 -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,478,760 issued in 1997 and 39,124,925 issued in 1996                                             405               391
      Additional paid-in capital                                                                          145,086           132,976
      Retained earnings                                                                                    98,010            70,981
      Treasury stock at cost; 1,759,775 shares in 1997 and 677,508
           shares in 1996                                                                                 (24,130)          (12,919)
------------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                                     219,371           191,429
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       $  759,442           457,827
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

                                                          Apple South, Inc.
                                           Consolidated Statements of Shareholders' Equity
                                               (In thousands, except per share amounts)
                                                             (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Additional                                 Total
                                                        Common Stock             Paid-in      Retained      Treasury  Shareholders'
                                                    Shares         Amount        Capital      Earnings        Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 29, 1996                         39,125          $391        $132,976       $70,981      ($12,919)     $191,429
Net earnings                                              -             -               -         7,268             -         7,268
Purchase of common stock                                  -             -               -             -       (15,640)      (15,640)
Issuance of common stock for acquisitions             1,298            13          16,323             -             -        16,336
Common stock issued to ESOP and ESPP                     23             -             300             -             -           300
Exercise of options                                      10             -          (4,374)            -         4,992           618
Tax effect of exercise of options by employees            -             -             848             -             -           848
Cash dividends ($0.008 per share)                         -             -               -          (313)            -          (313)
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 30, 1997                            40,456           404         146,073        77,936       (23,567)      200,846
------------------------------------------------------------------------------------------------------------------------------------


Net earnings                                              -             -               -        10,224             -        10,224
Purchase of common stock                                  -             -               -             -        (7,355)       (7,355)
Common stock issued to ESOP and ESPP                      9             1             125             -             -           126
Exercise of options                                       -             -            (343)            -           460           117
Tax effect of exercise of options by employees            -             -              29             -             -            29
Cash dividends ($0.01 per share)                          -             -               -          (405)            -          (405)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 29, 1997                             40,465           405         145,884        87,755       (30,462)      203,582
------------------------------------------------------------------------------------------------------------------------------------


Net earnings                                              -             -               -        10,660             -        10,660
Issuance of treasury stock for acquisitions               -             -            (922)            -         6,078         5,156
Common stock issued to ESOP and ESPP                     14             -             124             -             -           124
Exercise of options                                       -             -             (21)            -           254           233
Tax effect of exercise of options by employees            -             -              21             -             -            21
Cash dividends ($0.01 per share)                          -             -               -          (405)            -          (405)
------------------------------------------------------------------------------------------------------------------------------------

Balance at September 28, 1997                        40,479          $405        $145,086       $98,010      ($24,130)     $219,371
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

                                                        Apple South, Inc.
                                            Consolidated Statements of Cash Flows
                                                         (In thousands)
                                                           (Unaudited)

                                                                                                              Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Sept. 28,     Sept. 29,
                                                                                                               1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                                          $  28,152         5,477
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                                                   27,573        19,032
               Deferred income taxes                                                                            4,630        (1,226)
               Asset revaluation charges                                                                            -        23,762
               (Increase) decrease in assets:
                    Accounts receivable                                                                           744           (21)
                    Inventories                                                                                (1,345)       (1,040)
                    Prepaid expenses and other                                                                 (2,146)       (1,251)
                Increase (decrease) in liabilities:
                     Accounts payable                                                                          (6,687)        5,227
                     Accrued liabilities                                                                       (7,922)        3,331
                     Income taxes                                                                                  35         1,587
                     Other long-term liabilities                                                                  377             -
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities                                       43,411        54,878
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                                   (120,213)      (88,823)
      Acquisition of businesses, net of cash acquired                                                        (146,444)            -
      Proceeds from sale of land and equipment                                                                  4,178           429
      Decrease in short-term investments                                                                           15           323
      Additions to franchise costs                                                                               (704)         (823)
      Additions to other assets                                                                                (9,519)       (7,017)
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash used in investing activities                                         (272,687)      (95,911)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from (repayment of) revolving credit agreements                                            134,500       (38,590)
      Proceeds from issuance of preferred securities                                                          115,000             -
      Proceeds from issuance of long-term debt                                                                    823       125,000
      Principal payments on long-term debt                                                                       (569)      (19,650)
      Proceeds from issuance of common stock                                                                    1,518         2,525
      Dividends declared and paid                                                                              (1,123)         (856)
      Purchase of treasury stock                                                                              (22,995)      (30,048)
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by financing activities                                      227,154        38,381
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents during the period                                         (2,122)       (2,652)
Cash and cash equivalents at the beginning of the period                                                        3,923         4,806
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                                          $   1,801         2,154
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 1997
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997.


NOTE 2 - BUSINESS COMBINATIONS

On July 17, 1997, the Company acquired Dallas-based Canyon Cafes, Inc. ("Canyon Cafes") for $38.8 million, including $33.6 million in cash and 357,600 shares of Apple South, Inc. common stock, plus the assumption of approximately $7.5 million in debt. The cash portion of the merger consideration included $30.8 million paid to the stockholders of Canyon Cafes, Inc., plus additional amounts relating primarily to the exercise of an option to purchase certain property. At the time of acquisition, Canyon Cafes operated 13 full-service casual dining restaurants in six states plus Washington D.C. Canyon Cafe restaurants, which operate under the names "Canyon Cafe" and "Sam's Cafe", emphasize an authentic Southwestern theme through their menu and adobe-style decor.

On March 13, 1997, the Company acquired the Hops Grill & Bar restaurant system ("Hops Grill & Bar"), for $29.5 million, which included $16.3 million in cash and 1.05 million shares of Apple South, Inc. common stock, plus the assumption of approximately $28.9 million in debt. The accompanying consolidated financial statements reflect minority interest equal to the proportionate share of the subsidiary's net assets not owned by Apple South. The Florida-based company operated 21 full-service casual dining restaurants in four states at the time of acquisition.

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

All three acquisitions were accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. At September 28, 1997, the Company had not finalized its evaluation of the fair value of tangible and intangible assets acquired and liabilities assumed. Based on the preliminary estimates, the aggregate fair value of tangible assets acquired and liabilities assumed was $66.4 million and $34.7 million, respectively. The remaining estimated excess of purchase price over net assets acquired, $141.3 million, was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The 40-year amortization period represents the estimated future periods to be benefited and was determined to be appropriate based on the absence of any legal or contractual provisions which would indicate a shorter useful life.


NOTE 3 - LONG-TERM DEBT

At September 28, 1997, approximately $224.0 million was outstanding under the Company's $230.0 million unsecured revolving bank credit facilities. Subsequent to September 28, 1997, the Company expanded its revolving credit agreements by $20.0 million.


NOTE 4 - CONVERTIBLE PREFERRED SECURITIES

During the first quarter of 1997, Apple South Financing I (the "Trust") issued 2,300,000, $3.50 term convertible securities, Series A (the "Convertible Preferred Securities"). Apple South Financing I, a statutory business trust, is a wholly owned, consolidated subsidiary of the Company with its sole asset being $115.0 million aggregate principal amount of 7% convertible subordinated
debentures   due  March  1,  2027  of  Apple  South,   Inc.  (the   "Convertible
Debentures").

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


NOTE 5 - SHAREHOLDERS' EQUITY

Cash dividends declared and paid in the quarter ended September 28, 1997 were $405,000, or $0.01 per share. On October 29, 1997, the Company declared a cash dividend of $0.01 per share, payable on November 28, 1997 to shareholders of record on November 14, 1997.


NOTE 6 - INCOME TAXES

The Company's estimated effective tax rate for the full year 1997 is expected to approximate 32.4%, as compared to an effective rate of 35.8% on 1996 earnings before asset revaluation charges. This decrease is due primarily to management's assessment of the impact of the FICA tip credit and the allocation of earnings among states associated with significant 1997 acquisitions.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended September 28, 1997 and September 29, 1996, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                          1997             1996
--------------------------------------------------------------------------------
Interest paid                                         $   13,216           4,121
--------------------------------------------------------------------------------
Distributions paid on preferred securities            $    3,912               -
--------------------------------------------------------------------------------
Income taxes paid                                     $    8,074           1,541
--------------------------------------------------------------------------------
Business acquisitions, net of cash acquired
   Fair value of assets acquired, other than cash     $   63,261               -
   Liabilities assumed                                   (34,704)              -
   Merger consideration payable                           (1,890)              -
   Stock issued                                          (21,492)              -
   Purchase price in excess of the net assets acquired   141,269               -
================================================================================
      Net cash used for acquisitions                  $  146,444               -
================================================================================


NOTE 8 - COMMITMENTS AND CONTINGENCIES

At September 28, 1997, the Company was obligated under development agreements with Applebee's International, Inc., the franchisor of Applebee's restaurants, to open 10 additional Applebee's restaurants by the end of 1997 and a total of 105 by the end of the year 2000.

An action titled John Bryant, et al. v. Apple South, Inc., et al., Civil Action No. 3:97-CV-83(DF) was filed on September 22, 1997 in the United States District Court for the Middle District of Georgia. An action titled Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189 was filed on October 28, 1997 in the United States District Court for the Eastern District of New York. Each of these lawsuits was filed by a person who seeks to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints seek damages and other relief. Although the ultimate outcome of these lawsuits cannot be determined at this time, based on its preliminary analysis the Company believes that the allegations therein are without merit and intends to vigorously defend itself.

NOTE 9 - EARNINGS PER SHARE

Primary earnings per common share equals net earnings divided by the weighted average number of common shares outstanding after giving effect to dilutive stock options. Fully diluted earnings per common share is computed by giving effect to dilutive stock options and by adjusting both net earnings and shares outstanding as if the Convertible Preferred Securities had been converted at the date of issuance. The number of shares used in the primary earnings per share computations for the nine months ended September 28, 1997 and September 29, 1996 was 38,657,000 and 39,625,000, respectively. The number of shares used in the fully diluted earnings per share computations for the nine months ended
September  28,  1997 and  September  29,  1996 was  44,505,000  and  39,690,000,
respectively.

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

Item 2.
                                APPLE SOUTH, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 28, 1997


Comparison of Historical Results - Fiscal quarters ended September 28, 1997 and September 29, 1996

Restaurant sales for the third quarter and the nine months ended September 28, 1997 increased 54% and 46%, respectively, over the comparable periods of 1996. The increased sales are primarily attributable to increases in the number of restaurant operating weeks through both restaurant openings and acquisitions, as well as increases in average weekly sales over the prior year comparable periods. For the third quarter and nine-month period ended September 28, 1997, operating weeks increased by 19% and 20%, respectively, at Applebee's and 49% and 45%, respectively, at Don Pablo's as compared to the same periods of the prior year. The increase in operating weeks is due to 37 Applebee's and 29 Don Pablo's opened since September 29, 1996 and 16 McCormick & Schmick's and 21 Hops Grill & Bar restaurants acquired during the first quarter of 1997. In addition, third quarter revenues include three months of sales for 13 Canyon Cafe restaurants which were acquired during July 1997. The sales increases resulting from the opening of new restaurants and acquisitions were slightly offset by sales related to 15 Tomato Rumba's restaurants closed in March 1996 and six additional locations closed in July 1996. In addition, two Harrigan's restaurants were closed during the first quarter of 1997 and, during the second quarter of the current year, the Company completed the sale of its 10-unit Hardee's division and closed one Applebee's restaurant.

Average weekly sales at base restaurants (those open for a full 12 months at the beginning of 1997) were approximately 3% higher at Don Pablo's and 2% higher at Applebee's and Harrigan's in the third quarter of 1997 as compared with the same period in 1996. The Company believes that the sales increases in its Applebee's division are attributable to (i) initiatives begun in the third quarter of 1996 to enhance guest and employee satisfaction, (ii) an average menu price increase of approximately 2.5% during the third quarter, and (iii) increased and improved advertising strategies. Increases in the Don Pablo's division are attributable to increased concept recognition and awareness in existing markets achieved through market penetration and increased advertising.

For the third quarter of 1997, restaurant operating expenses as a percent of sales decreased 0.9% to 84.9% as compared with 85.8% for the same period in 1996. The resulting increase in restaurant operating margins is principally due to higher average unit volumes in the Applebee's, Don Pablo's and Harrigan's divisions which increased operating leverage on fixed costs and a relative decrease in royalty fees due to a greater percentage of revenues being generated by Don Pablo's and the newly acquired divisions which are not operated under franchise agreements.

During the nine months ended September 29, 1996, the Company recorded an asset revaluation charge related to the decision to redeploy the assets in its Tomato Rumba's division and to accelerate its efforts to sell the Hardee's division. The resulting pre-tax charge of $27.1 million consisted primarily of asset impairment loss recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and included certain operating losses related to the Tomato Rumba's division.

Interest expense for the quarter ended September 28, 1997 increased to $4.5 million compared to $3.5 million for the same quarter of 1996 primarily due to higher average borrowings in support of the Company's expansion. Interest expense was favorably impacted by (i) an interest rate contract which was marked-to-market during the third quarter, (ii) higher levels of capitalized interest on construction in process, and (iii) slightly lower weighted average interest rates. At September 28, 1997, the market value of the interest rate contract was $1.0 million.

In March 1997, the Company issued $115.0 million of 7.0% Convertible Preferred Securities to finance acquisitions (see Note 4). Distributions on the preferred securities were $2.0 million for the quarter ended September 28, 1997.

The Company's estimated effective tax rate for the full year 1997 is expected to approximate 32.4%, as compared to an effective rate of 35.8% on 1996 earnings before asset revaluation charges. This decrease is due primarily to management's assessment of the impact of the FICA tip credit and the allocation of earnings among states associated with significant 1997 acquisitions.


Liquidity and Capital Resources

Substantially all restaurant sales are for cash, and accounts payable are generally due in 15 to 45 days. As such, the Company is able to operate with negative working capital. The increases in inventory, premises and equipment, franchise costs, and accrued liabilities are primarily attributable to the restaurants opened during the first nine months of the year. In addition, the 1997 acquisitions of McCormick & Schmick's, Hops Grill & Bar and Canyon Cafes also had a significant impact on balance sheet accounts, resulting in increases to accounts receivable, inventories, premises and equipment, goodwill, accounts payable and accrued liabilities. The increase in other assets is principally due to issuance costs related to the Convertible Preferred Securities and an increase in cash surrender value of an officer's life insurance policy. Other long-term liabilities represents deferred rent incentives related to the Canyon Cafe division and the interest of minority partners for the portion of Hops Grill & Bar not owned by the Company. Further increases in current assets and liabilities are expected with the addition of new restaurants.

Capital expenditures for the first nine months of 1997 were $120.2 million as compared to $88.8 million for the same period of 1996. Capital expenditures include purchases of land for new restaurants, new restaurant construction, and purchases of new and replacement furniture and equipment. Capital expenditures are expected to be approximately $40.0 million for the remainder of fiscal 1997 and $225.0 million in 1998, of which $50.0 million is expected to be financed through a master equipment lease which was established during the third quarter.

The Company has available unsecured revolving bank credit agreements totaling $230.0 million with interest payable at a margin above LIBOR or at prime. At September 28, 1997, approximately $224.0 million was outstanding under the revolving bank credit agreements. Subsequent to September 28, 1997, the Company expanded its revolving credit agreements by $20.0 million. Management believes that cash flow from operations and remaining borrowings available under the existing credit and lease facilities will provide funding sufficient to enable the Company to carry out current expansion plans through 1997. Additional credit facilities will be required in order for the Company to carry out its expansion plans for 1998. The Company believes that additional credit sources will be available on acceptable terms to carry out its expansion plans through 1998 and maintain a capital structure with a debt to capital ratio in its target range of 40% to 60%.

At September 28, 1997, the Company was obligated, under development agreements with Applebee's International, Inc., the franchisor of Applebee's restaurants, to open 105 additional Applebee's restaurants by the end of the year 2000, including a total of 34 required to be opened during 1997. As of September 28, 1997, the Applebee's division had opened 24 new restaurants, and expects to open 10 additional restaurants by the end of the year.

During July 1997, the Company acquired all of the outstanding shares of Canyon Cafes, Inc. and merged Canyon Cafes, Inc. into the Company. Canyon Cafes, Inc., based in Texas and consisting of 13 Southwestern theme restaurants at the time of the merger, was acquired for $38.8 million, including $33.6 million in cash and 357,600 shares of Apple South, Inc. common stock, plus the assumption of approximately $7.5 million in debt. The cash portion of the merger consideration included $30.8 million paid to the stockholders of Canyon Cafes, Inc., plus additional amounts relating primarily to the exercise of an option to purchase certain property.


New Accounting Pronouncement

Statement of Financial Accounting Standards No. 128, "Earnings Per Share"("SFAS 128"), is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires all entities to provide dual disclosure of earnings per share, basic and diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effect of stock options. Diluted earnings per share is essentially the same as fully diluted as under APB 15 (see Note 9). The Company has evaluated the impact of this pronouncement for 1997 and expects a slight increase in basic earnings per share, as compared to primary earnings per share, and no impact on diluted earnings per share.


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


Forward-Looking Information

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the casual dining restaurant industry, which remains intense; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new restaurant development; government monetary and fiscal policies; laws and regulations; governmental initiatives such as minimum wage rates and taxes; and other factors set forth in Exhibit 99.


Part II. Other Information

Item 1. Legal Proceedings

An action titled John Bryant, et al. v. Apple South, Inc., et al., Civil Action No. 3:97-CV-83(DF) was filed on September 22, 1997 in the United States District Court for the Middle District of Georgia. An action titled Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189 was filed on October 28, 1997 in the United States District Court for the Eastern District of New York. Each of these lawsuits was filed by a person who seeks to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints seek damages and other relief. Although the ultimate outcome of these lawsuits cannot be determined at this time, based on its preliminary analysis the Company believes that the allegations therein are without merit and intends to vigorously defend itself.


Item 2. Changes in Securities and Use of Proceeds

On July 17, 1997, the Company issued 357,600 shares of Apple South, Inc. common stock, $0.01 value per share, to Canyon (1997) Investment Limited Partnership, one of the stockholders of Canyon Cafes, Inc., as partial consideration for a merger transaction whereby Canyon Cafes, Inc. was acquired and merged into the Company. The Company also paid approximately $30.8 million in cash to the stockholders of Canyon Cafes, Inc. These shares of the Company's common stock were issued in an unregistered, non-public offering in which no underwriters participated. These shares were issued under Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The shares were issued only to an accredited investor without any general solicitation or advertising, and the Company took reasonable care to assure that the purchaser was not an underwriter. See Note 2 to the Notes to Financial Statements for additional information regarding this transaction.

Item 6. Exhibits and Reports on Form 8-K



(a) Exhibit No.        Exhibit Description                          Page Number

     2.1  Agreement and Plan of Merger among Apple South, Inc.,               *
          Coyote Acquisition Corp., and Canyon Cafes, Inc., et al., dated June 19, 1997.

     11.1 Computation of Earnings per Common Share                           17

     27.1 Financial Data Schedule                                            18

     99.1 Safe Harbor Under the Private Securities Litigation                 *
          Reform Act of 1995

      * Incorporated by reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, as amended by a Form 10-Q/A filed on August 27, 1997.

(b) Reports on Form 8-K.

         None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple South, Inc.
(Registrant)


Date:   November 12, 1997             By:     /s/ Erich J. Booth
                                              -------------------
                                              Erich J. Booth
                                              Chief Financial Officer, Treasurer

                                              /s/ Philip L. Ammons
                                              -------------------
                                              Philip L. Ammons
                                              Chief Accounting Officer