Form 10-K
period 1997-12-28
APPLE SOUTH INC
filed 1998-03-23
CIK 849101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997          Commission File No. 0-19542


                                APPLE SOUTH, INC.
             (Exact name of registrant as specified in its charter)

        Georgia                                         59-2778983
(State of Incorporation)                    (I.R.S. Employer Identification No.)

   Hancock at Washington
     Madison, Georgia                                      30650
(Address of Principal Executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: (706) 342-4552

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share                     Nasdaq
          (Title of Class)                      (Name of each exchange on which
                                                           registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
             ------------------------------------------------------

     As of March 20, 1998, the aggregate market value of the common stock of registrant held by non-affiliates of the registrant, as determined by the last sales price, was $435,051,177.

     As of March 20, 1998, the number of shares of common stock outstanding was 38,822,214.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     (1) Annual Report to Shareholders for the fiscal year ended December 28, 1997 (Part II of Form 10-K).

     (2) Definitive Proxy Statement for use in connection with the 1998 Annual Meeting of Shareholders (Part III of Form 10-K).

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

Item 1.  Business

General

     Apple South is a rapidly growing, multi-concept restaurant operating company. Since its inception in 1986, the Company has increased its profitability and size through the efficient management of restaurant operations and through a series of strategic restaurant openings and acquisitions. Over the last five fiscal years, restaurant sales have increased at a compound annual growth rate of 39.8% and restaurant margins have increased at a compound annual growth rate of 41.2%.

     At December 28, 1997, the Company operated 429 casual dining restaurants, including 264 Applebee's Neighborhood Grill & Bar restaurants, 91 Don Pablo's Mexican Kitchen restaurants, 30 Hops Restaurant Bar & Brewery restaurants, 17 McCormick & Schmick's seafood dinner houses plus one catering facility, 16 Canyon Cafe restaurants and 11 Harrigan's Grill & Bar restaurants. The Company owns all of its brands on a proprietary basis except Applebee's which is franchised. For the year ended December 28, 1997, restaurant sales were $808.3 million.

     During 1997, the Company completed three purchase business combinations. McCormick & Schmick Holding Corp. ("McCormick & Schmick's") was acquired for $68.3 million. Hops Restaurant Bar & Brewery ("Hops") was acquired for $58.4 million. Additionally, the Company acquired Canyon Cafes, Inc. ("Canyon Cafes") for $46.3 million. The Company's results for 1997 included ten months of operations from McCormick & Schmick's and Hops and six months of operations from Canyon Cafes.

     The Company's Applebee's restaurants are operated under franchise agreements with Applebee's International, Inc. ("AII"). AII is a publicly held company headquartered in Overland Park, Kansas. As of December 28, 1997, the Applebee's restaurant system consisted of 960 restaurants in 48 states, Canada, the Caribbean and Europe. Approximately 20% of these restaurants are operated by AII, 28% by Apple South and the remainder by other franchisees. During 1997, a total of 145 new Applebee's restaurants were opened system-wide; 34 of these were opened by the Company's Applebee's division.

     On December 23, 1997, the Company announced its decision to sell its franchised Applebee's restaurants in order to focus on the continued development of its higher margin, better return, greater growth proprietary concepts as well as the the acquisition of new proprietary concepts. The Company expects to substantially complete this divestiture during 1998 and believes that net proceeds, after selling expenses and income taxes, will be approximately $400 million. In furtherance of its divestiture strategy, the Company entered into an Asset Purchase Agreement (the "Agreement") with AII whereby the Company has agreed to sell 31 of its existing Applebee's restaurants and one restaurant under construction to AII for a purchase price of $93.4 million in cash. The restaurants and development territories to be sold to AII are located in the Charlottesville, Norfolk, Richmond, and Roanoke, Virginia areas. The Agreement provides that the Company use its reasonable best efforts to dispose of all its remaining Applebee's restaurants by the end of 1999, and AII has agreed to cooperate in accomplishing the disposition. The Company has an option to put up to 15 remaining restaurants to AII at a predetermined formula through 1999. Thereafter, AII has an option to acquire all of the Company's remaining Applebee's restaurants. Existing covenants not to compete with the Applebee's concept, which are contained in franchise and development agreements with AII, are to be eliminated by the end of 1998. In addition, the Company has agreed to complete 16 restaurants currently under development, but will be released from all other restaurant development requirements.

     The Company has also entered into an Asset Purchase Agreement with Quality Restaurant Concepts, Inc. for 26 restaurants in Mississippi and East Tennessee for $48.0 million in cash. In addition, the Company has executed letters of intent with ten purchasers for the sale of 154 additional Applebee's restaurants and is finalizing letters of intent and reviewing verbal and written offers for the remaining 53 Applebee's restaurants. These transactions are contingent upon completion and signing of definitive purchase agreements and satisfaction of customary closing conditions, including purchaser financing.

     Also during 1997, the Company completed the sale of its 10-unit Hardee's division for approximately $2.5 million and signed a contract to sell the business operations of its Harrigan's division to Pinnacle Restaurant Group, LLC ("Pinnacle") for $3 million in cash plus a $4 million note. In addition, the Company is to receive a 25% equity interest in Pinnacle and retain ownership of certain real estate relating to two Harrigan's locations to be leased to Pinnacle.

     Subsequent to year end, the Company acquired a 20% interest in Belgo Group, PLC ("Belgo"), a public restaurant company based in the United Kingdom that operates two Belgo restaurants in London, for $6.1 million. In addition, the Company and Belgo have established two, 50/50 joint ventures: one for the initial development of one of the Company's proprietary brands in Europe, probably McCormick & Schmick's, and the other for the development of Belgo restaurants in the Western Hemisphere.

     The Company's growth strategy includes the expansion of existing proprietary concepts, acquiring new restaurant concepts, and leveraging Company-wide expertise and resources across concepts to improve the effectiveness of existing operations while maintaining concept integrity and individuality. This multi-concept strategy allows the Company to reach a broad customer base through specialized restaurant market segments. By operating restaurant concepts as separate divisions, the Company protects each concept's individuality, but allows each division to leverage the best practices of other divisions. Each of the Company's restaurant concepts is established as an entrepreneurial operating division and functions on a decentralized basis with its own executive management, real estate development, purchasing, recruiting, training, marketing, accounting, and restaurant operations. Each division is supported by various centralized functions such as human resources, finance, treasury and capital formation. The Company expects to open a total of 59 to 66 restaurants in 1998, including at least 35 Don Pablo's, 12 Hops, 8 Canyon Cafes and 4 McCormick & Schmick's.


Apple South's Restaurant Concepts

                                   Don Pablo's

     Apple South acquired 44 Don Pablo's as a result of its merger with DF&R in November 1995. The first Don Pablo's was opened in Lubbock, Texas in 1985. The restaurants feature traditional Mexican dishes served in a distinctive, festive dining atmosphere reminiscent of a Mexican village plaza. Each restaurant is staffed with a highly experienced management team that is visible in the dining area and interacts with both customers and the staff to ensure attentive customer service and consistent food quality. Items are prepared fresh on-site using high-quality ingredients at relatively low prices. The diverse menu, generous portions and attractive price/value relationship appeal to a broad customer base.

     Menu. The menu offers a wide variety of entrees, including enchiladas and tacos served with various sauces and homemade salsa plus mesquite-grilled items such as fajitas, carne asada and chicken. The menu also includes tortilla soup, a selection of salads, Mexican-style appetizers such as quesadillas and unique desserts. During 1997, the cost of a typical meal, including beverages, was $7.00 to $9.00 for lunch and $8.00 to $11.00 for dinner. In addition to its regular menu, Don Pablo's offers 15 lunch specials priced from $4.35 to $6.99 each and a lower- priced children's menu. Full bar service is also provided. Alcoholic beverage sales accounted for approximately 20% of sales during 1997.

     Restaurant Layout. Distinctive Mexican architecture and interior decor provide a casual, fun dining atmosphere. The restaurants have an open, spacious feel, created with the use of sky-lights and a Mexican village plaza design, and are enhanced by an indoor fountain and the use of stucco, brick and tile, as well as plants, signs and art work. Homemade tortillas cooked in the dining area underscore the commitment to fresh, authentic Mexican food. Both one and two-story building designs are utilized. The two-story design features a balcony which provides seating for bar patrons and dining customers waiting to be seated. The one-story design incorporates a smaller bar adjacent to the dining area. Both designs use high ceiling architecture and have similar dining capacities. Restaurants range in size from 6,000 square feet to 9,900 square feet, with the average restaurant containing approximately 8,000 square feet. The restaurants generally have dining room seating for approximately 230 customers and bar seating for approximately 70 additional customers.

     Unit Economics. During 1997, the average cost of developing and opening a Don Pablo's restaurant was approximately $1.7 million, excluding land costs and preopening expenses. The cost of land for these restaurants ranged from approximately $600,000 to $1,200,000; preopening expenses averaged $135,000.

     Field Management. Management is shared by 34 district and area managers who report to two Regional Vice Presidents of Operations. The division's strategy is to have each area manager responsible for a limited number of restaurants, thus facilitating a focus on quality of operations and unit profitability. The management staff of a typical restaurant consists of one general manager, one kitchen manager and three assistant managers. General managers and kitchen managers are eligible to receive bonuses equal to a percentage of their restaurant's sales, subject to operating within budgeted costs.

     Advertising and Marketing. Don Pablo's historical success has been achieved with minimal expenditures on advertising and marketing, relying primarily on the curb appeal of its buildings and customer word-of-mouth. Beginning in 1996, the division devoted more resources to marketing efforts, including television campaigns and radio advertising in certain core markets. During 1997, advertising contributed to a 4% increase in annual sales for those restaurants open for all of 1996 and 1997. The increased marketing efforts are expected to continue in 1998.

                              McCormick & Schmick's

     The Company acquired 16 McCormick & Schmick's restaurants plus one catering facility in March 1997. McCormick & Schmick's was established in the early 1970's by co-founders William P. McCormick and Douglas L. Schmick. Each restaurant is designed to capture the distinctive attributes of the local market. Varying in design from a traditional, New England-style fish house to a more contemporary dinner house with spectacular waterfront views, many of the restaurants are located in historical buildings. Traditional-style bars are an integral component of each restaurant. The same philosophy of distinctiveness and quality applies equally to the bar operation and the dining rooms. Alcoholic beverages, represent approximately 30% of sales. Restaurants are operated under the names McCormick & Schmick's, McCormick's Fish House, Harborside, and Jake's. McCormick & Schmick's offers superior service to its guests and is positioned in a price range at the upper end of moderate.

     Menu. McCormick & Schmick's features a daily menu, offering the freshest seafood available based on price and product availability. With 25 to 30 distinctive species and over 85 individual selections, the menu gives range in culinary appeal as well as price selection. The cost of a typical meal, including beverage, is approximately $10.00 to $20.00 for lunch and $25.00 to $35.00 for dinner.

     Restaurant Layout. Restaurants range in size from 6,000 to 14,000 square feet with an average restaurant containing approximately 8,500 square feet. The restaurants generally seat 200 to 300 customers in the dining room with some locations having 40 to 60 additional patio seats available.

     Unit Economics. The average cost of developing a restaurant is approximately $1,750,000, including leasehold improvements, fixtures and equipment. All restaurant real estate is leased. Additionally, preopening expenses average $200,000.

     Field Management. Management is shared by five regional senior managers and two Vice Presidents of Operations. Staffing levels vary depending on restaurant size. A typical restaurant has a general manager, an executive chef, a sous chef and four assistant managers and will employ 70 to 80 full and part-time employees. The McCormick & Schmick's operating philosophy encourages and trains the management of individual restaurant units to be creative by promoting a large degree of self-sufficiency.

     Advertising and Marketing. Advertising and marketing efforts are focused on a grassroots philosophy. Advertising and marketing begins with the daily printed menu and other grassroots efforts. Advertising strategies focus on existing and local customers, but also emphasize out-of-town travelers as a key customer component. Each region utilizes the services of a public relations firm and makes full use of media events targeting the local market.

                          Hops Restaurant Bar & Brewery

     The Company acquired 21 Hops restaurants in March 1997. The first Hops was opened in Clearwater, Florida in 1989. Each restaurant offers a diverse menu of popular foods, freshly prepared in a display kitchen with a strict commitment to quality and value. Additionally, each restaurant features an on-premises microbrewery.

     Menu. The restaurants feature an American-style menu that includes top choice steaks and prime rib, smoked baby back ribs, fresh fish, chicken and pasta dishes, deluxe burgers and sandwiches, hand-tossed salads with homemade dressings, appetizers, soups and desserts. The menu offers separate selections for children. The cost of a typical meal, including beverages, ranges from $6.00 to $9.00 per person for lunch and $13.00 to $15.00 per person for dinner. Each restaurant offers four distinctive lager-style beers and ales that are brewed on-premises. An observation microbrewery at each restaurant allows customers to view the entire brewing process. Except for one non-alcoholic beer, the brewed beers are the only beers served. Full bar service is also available at each restaurant. Alcoholic beverages accounted for approximately 16% of sales during 1997.

     Restaurant Layout. Restaurants range in size from approximately 5,000 to 7,300 square feet. The on-premise brewing equipment is an integral aspect of the design and occupies from 450 to 750 square feet. The restaurant dining and bar areas seat from 160 to 240 customers.

     Unit Economics. The cost of developing and opening a restaurant averaged approximately $1,350,000 in 1997, excluding land and preopening costs but including approximately $160,000 in microbrewery equipment. Land costs ranged from $650,000 to $900,000 and preopening costs averaged $145,000.

     Field Management. Management is shared by seven operating partners and one area manager who report to both the Vice President of Operations and the Chief Executive Officer. Each operating partner is responsible for four to five restaurants, thus facilitating a focus on quality of operations and unit profitability. The management staff of a typical restaurant consists of one general manager, one kitchen manager and two assistant managers. General managers and kitchen managers are eligible to receive bonuses equal to a percentage of their restaurant's controllable income, subject to operating above a minimum operating margin.

     Advertising and Marketing. Hops has historically devoted minimal resources to marketing efforts, relying primarily on the curb appeal of its buildings and customer word-of-mouth. In 1997, marketing efforts were expanded, consisting primarily of radio advertising in certain core markets. In addition, a concentrated grassroots marketing effort was initiated through the use of special events equipment. Increased marketing efforts are expected to continue into 1998 primarily through radio and print media as well as continued grassroots efforts.

                                  Canyon Cafes

     The Company acquired 13 Canyon Cafes restaurants in July 1997. Canyon Cafes restaurants operate under the names Canyon Cafe and Sam's Cafe. The first restaurant was opened in Dallas, Texas in 1989. Canyon Cafes is dedicated to the flavor and feel of the American Southwest.

     Menu. The menu offers a wide variety of unique items such as Desert Fire Pasta, Chile Rubbed Grilled Tuna and Chipotle Mango Chicken. A variety of more traditional items including chicken tacos and grilled chicken salad are also offered. All food is prepared from scratch, including salad dressings, desserts, and bread sticks. During 1997, the cost of a typical meal, including beverages, was $7.00 to $11.00 for lunch and $13.00 to $16.00 for dinner. Full bar service is also provided. Alcoholic beverages accounted for approximately 20% of sales during 1997.

     Restaurant Layout. The restaurants are based on a Santa Fe design which reflects a strong southwestern influence through the use of heavy ponderosa pine timbers. The walls, floors and furniture reflect surfaces and colors native to the American Southwest. Restaurants are located in malls, in-line power centers and as freestanding buildings. In-line and mall sites average 7,000 square feet with some locations featuring an additional 800-1,000 square foot patio. The freestanding buildings have 6,700 square feet with a 1,050 square foot patio. The goal at all locations is to have a minimum of 190 interior dining seats, an average of 26 bar seats and 45-50 patio seats.

     Unit Economics. The cost of developing and opening a restaurant averaged $1,300,000 for in-line/mall locations and $1,500,000 for freestanding locations, excluding land costs and preopening expenses. During 1997, the division purchased one land site at a cost of $650,000. Preopening expenses averaged $150,000.

     Field Management. Management is structured with a general manager, two to three assistant managers, an executive chef and a sous chef. Regional Directors are responsible for quality of operations and sales and profitability of four to five restaurants and report to a Director of Operations.

     Advertising and Marketing. Canyon Cafes has historically incurred minimal advertising expenditures, relying on the curb appeal of its buildings and customer word-of-mouth. The division has implemented a grassroots marketing strategy encompassing local radio and billboard advertising within targeted markets and a system-wide "neighborhood networking" program.

                     Other Restaurant Operational Functions

     Quality Control. All levels of management are responsible for ensuring that restaurants are operated in accordance with strict quality standards. Each divisions' management structure allows restaurant general managers to spend a significant portion of their time in the dining area of the restaurant supervising staff and providing service to customers. Compliance with quality standards is monitored by periodic on-site visits and formal periodic inspections by multi-unit management.

     Training. Each division requires employees to participate in formal training programs. Management training programs generally last ten to 16 weeks and encompass three general areas, including (i) all service positions, (ii) management accounting, personnel management, and dining room and bar operations and (iii) kitchen management. Management positions at new restaurants are typically staffed with personnel who have had previous experience in a management position at another of the respective divisions' restaurants. In addition, a highly experienced opening team assists in opening each restaurant. Prior to opening, all personnel undergo intensive training conducted by the restaurant opening team. A training department at the Corporate level assists each division with the ongoing evolution of training policies and procedures.

     Purchasing. Apple South strives to obtain consistent quality items at competitive prices from reliable sources for all of its divisions. The Company continually researches and tests various products in an effort to maintain the highest quality products and to be responsive to changing customer tastes. Purchasing is handled by each division, which, with the exception of McCormick & Schmick's, uses one primary distributor for food products other than produce, which is typically purchased locally. In the McCormick & Schmick's division, purchasing is under the direction of each restaurants' executive chef in order to obtain the freshest, highest quality seafood available with a focus on local tastes. A Corporate purchasing department assists the divisions in evaluating supplier alternatives and identifying opportunities for Company-wide cost savings. All food and beverage products are available on short notice from alternative qualified suppliers. The Company has not experienced any significant delays in receiving food and beverage inventories, restaurant supplies or equipment.

     Restaurant Reporting. Financial controls are maintained through a centralized accounting system at each divisions' headquarters. A point-of-sale reporting system is utilized in each of the Company's restaurants. Restaurant management submits to divisional headquarters various daily and weekly reports of cash, deposits, sales, labor costs, etc. Physical inventories of all food, beverage and supply items are taken at least monthly. Operating results compared to prior periods and budgets are closely monitored by both divisional and corporate personnel.

                             Governmental Regulation

     Alcoholic Beverage Regulation. Each restaurant is subject to licensing and regulation by a number of governmental authorities, which include alcoholic beverage control and health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Alcoholic beverage control regulations require restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Some counties prohibit the sale of alcoholic beverages on Sundays. Typically, licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of a restaurant's operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

     The Company may be subject in certain states to "dram-shop" statutes which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

     Brewpub Regulation. The Hops division is subject to additional regulations as a result of the on-premises microbrewery in each restaurant. Historically, the alcoholic beverage laws of most states prohibited the manufacture and retail sale of beer to consumers by a single person or entity or related persons or entities. At present, 49 states allow for the limited manufacture and retail sale of microbrewed beer by restaurants and bars classified as "brewpubs" under state law. The Hops restaurants are required to comply with such state brewpub laws in order to obtain necessary state licenses and permits. Additionally, many states impose restrictions on the operations of brewpubs, such as a prohibition on the bottling of beer, a prohibition on the sale of beer for consumption off of restaurant premises, and a limitation on the volume of beer that may be brewed at any location, as well as certain geographic limitations. In addition, certain states limit the number of brewpubs that may be owned by any person or entity or a related group of entities. The Company's ability to own and operate Hops restaurants in any state is and will continue to be dependent upon its ability to operate within the regulatory scheme of such states.

     Other Regulation. The Company's restaurant operations are also subject to Federal and state laws governing such matters as minimum wage, working conditions, overtime and tip credits. The Company experienced a slight increase in hourly labor costs as a result of the 1996 and 1997 increases in the federal minimum wage rate. The impact of minimum wage increases is expected to slightly increase hourly labor costs in 1998.

                                   Competition

     The restaurant industry in the U.S. is highly competitive with respect to price, service, location, and food type and quality, and competition is expected to intensify. There are a few, well-established competitors with greater financial and other resources than Apple South. Some of the Company's competitors have been in existence for a substantially longer period than Apple South and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, the availability and cost of suitable locations, and the type, number and location of competing restaurants. The Company also experiences competition in attracting and retaining qualified management level operating personnel. In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting hourly employees may adversely affect the restaurant industry in general and Apple South's restaurants in particular.

                                    Employees

     As of December 28, 1997, Apple South employed approximately 28,500 persons in 30 states plus the District of Columbia. Of those employees, approximately 450 held management or administrative positions, 2,250 were involved in restaurant management, and the remainder were engaged in the operation of restaurants. Management believes that the Company's continued success will depend to a large degree on its ability to attract and retain good management employees. While the Company will have to continually address a level of employee attrition normally expected in the food-service industry, Apple South has taken steps to attract and keep qualified management personnel through the implementation of a variety of employee benefit plans, including an Employee Stock Ownership Plan, a 401(k) Plan, and an incentive stock option plan for its key employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.


Item 2.  Properties

     The  Company  owns a  renovated  historic  building  in  Madison,  Georgia, containing approximately 19,000 square feet of office space and an adjoining building containing approximately 41,000 square feet of office space. These office buildings serve as the Company's corporate and Applebee's division headquarters. During 1997, the Company completed construction of a new divisional facility in Bedford, Texas, to house the Don Pablo's division headquarters. The division headquarters for McCormick & Schmick's is located in approximately 10,800 square feet of leased space in Portland, Oregon. The division headquarters for Hops is located in approximately 9,000 square feet of leased space in Tampa, Florida and the headquarters for the Canyon Cafe division is located in approximately 7,500 square feet of leased space in Dallas, Texas. The Company believes that its corporate and division headquarters are sufficient for its present needs and believes that it will be able utilize the space currently occupied by the Applebee's division headquarters, after the completion of the Applebee's divestiture.

     In selecting sites, the Company attempts to acquire prime locations in market areas to maximize both short- and long-term revenues. Site selection is made by each division's development department, subject to executive officer approval. Within the target market areas, the divisions evaluate major retail and office concentrations and major traffic arteries to determine focal points. Site specific factors include visibility, ease of ingress and egress, proximity to direct competition, accessibility to utilities, local zoning regulations, laws regulating the sale of alcoholic beverages, and various other factors.

     As of February 23, 1998, the Company operated 442 restaurants in the following locations:

                      Don       McCormick              Canyon
                    Pablo's    & Schmick's    Hops     Cafes     Sub-total    Applebee's   Harrigan's    Total
----------------------------------------------------------------------------------------------------------------
Florida               11                        23                   34          31                        65
Texas                 13                                  6          19                        7           26
Ohio                  12                                  1          13           2                        15
Indiana                9                                              9           1                        10
Pennsylvania           8                                              8           1                         9
California                          6                     1           7                                     7
Michigan               7                                              7                                     7
Virginia               6            1                                 7          41                        48
Arizona                3                                  3           6                                     6
Minnesota              6                                              6                                     6
South Carolina         3                         2                    5          35                        40
Oregon                              5                                 5                                     5
Colorado                            1            2        1           4                                     4
Kentucky               3                         1                    4           9                        13
North Carolina         2                         2                    4           4                         8
Oklahoma               4                                              4                        3            7
Washington                          3                     1           4                                     4
Georgia                1                         1        1           3           5                         8
Maryland               2            1                                 3           9                        12
New York               3                                              3                                     3
Tennessee              1                         1        1           3          40                        43
Missouri                                                  2           2                                     2
Washington D.C.                     1                     1           2                                     2
Illinois               1                                              1          30                        31
New Jersey             1                                              1                                     1
Wisconsin                                                                        24                        24
Iowa                                                                             14                        14
Mississippi                                                                      10                        10
West Virginia                                                                     9                         9
Delaware                                                                          2                         2
New Mexico                                                                                     1            1
----------------------------------------------------------------------------------------------------------------
       Totals         96           18           32       18         164         267           11          442
================================================================================================================

Item 3.  Legal Proceedings

     An action titled John Bryant, et al. v. Apple South, Inc., et al., Civil Action No. 3:97-CV-83(DF) was filed on September 22, 1997 in the United States District Court for the Middle District of Georgia. Additionally, an action titled Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189 was filed on October 28, 1997 in the United States District Court for the Eastern District of New York. Each of these lawsuits was filed by a person who seeks to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each seek damages and other relief. Although the ultimate outcome of these lawsuits cannot be determined at this time, based on its preliminary analysis the Company believes that the allegations therein are without merit and intends to vigorously defend itself.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year ended December 28, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information in response to this item is incorporated by reference to page 36 of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1997, a copy of which is attached as Exhibit 13.1 hereto.

Item 6.  Selected Financial Data

     Information in response to this item is incorporated by reference to page 17 of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1997, a copy of which is attached as Exhibit 13.1 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information in response to this item is incorporated by reference to pages 18 through 22 , inclusive, of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1997, a copy of which is attached as Exhibit
13.1 hereto.

 Item 8.  Financial Statements and Supplementary Data

     Information in response to this item is incorporated by reference to pages 23 through 35, inclusive, of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1997, a copy of which is attached as Exhibit 13.1 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 1998 Annual Meeting of Shareholders, a copy of which is attached as Exhibit 22.1 hereto.

Item 11.  Executive Compensation

     Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 1998 Annual Meeting of Shareholders, a copy of which is attached as Exhibit 22.1 hereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 1998 Annual Meeting of Shareholders, a copy of which is attached as Exhibit 22.1 hereto.

Item 13.  Certain Relationships and Related Transactions

     In March 1995, the Company entered into a Split Dollar Insurance Agreement (the "Agreement") with The DuPree Insurance Trust (the "Trust") whereby the Company agreed to make premium payments on certain life insurance policies of which the Trust is the owner and beneficiary. These policies provide a total of $50 million in death proceeds payable upon the death of the survivor of Tom E. DuPree, Jr., the Chairman of the Board and Chief Executive Officer of the Company, and his wife. The devisees under the wills of Mr. DuPree and his wife are the beneficiaries of the Trust.

     The Trust has agreed to reimburse the Company on an annual basis for that portion of the premiums which equals the current value of the economic benefit, as defined by the Internal Revenue Service, attributable to the life insurance protection provided. The premiums due under the policies total $850,000 per year. Reimbursements for the current value of the economic benefit attributable to the life insurance protection provided in 1997 totaled $2,003. There were no reimbursements due to the Company from the Trust at December 28, 1997.

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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

   1.  Financial Statements

     The following financial statement items are set forth in pages 23 through 35 of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1997, which is attached as Exhibit 13.1 hereto:

       Consolidated  Statements  of Earnings  for the years ended  December  28,
             1997, December 29, 1996 and December 31, 1995
       Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996 Consolidated Statements of Shareholders' Equity for the years ended
             December 28, 1997, December 29, 1996 and December 31, 1995 Consolidated Statements of Cash Flows for the years ended December 28,
             1997, December 29, 1996 and December 31, 1995
       Notes to Consolidated Financial Statements
       Report of Management
       Independent Auditors' Report

   2.  Financial Statement Schedules

       None

(b)   Reports on Form 8-K

     Report on Form 8-K dated January 15, 1998, reporting unaudited pro forma consolidated financial statements of the Applebee's restaurants expected to be disposed.


(c)  Exhibits

     2.1 Stock Purchase Agreement among the Company, the owners of the partnership interests in Apple Tenn-Flo, L.P., et al. dated March 18, 1994. (4)

     2.2 Asset Purchase Agreement among the Company, TUG, Inc., et al. dated February 1, 1995. (6)

     2.3  Asset  Purchase   Agreement   among  Apple  South,   Inc.  And  Marcus
Restaurants, Inc. Et al, dated April 12, 1995. (8)

     2.4 Agreement and Plan of Merger, dated August 15, 1995, by and among the Company, SALSA Acquisition Corp., and DF&R Restaurants, Inc. (9)

     2.5 Agreement and Plan of Merger among Apple South, Inc., M&S Acquisition of Delaware Inc., and McCormick & Schmick Holding Corp., et. al., dated February 6, 1997. (12)

     2.6 Agreements and Plan of Merger among Apple South, Inc., HG Acquisition Corp., and Mason and Schelldorf Leasing Company, Hops Restaurants, Inc., et. al., dated February 6, 1997. (12)

     2.7  Agreement  and  Plan  of  Merger  among  Apple  South,   Inc.,  Coyote
Acquisition Corp., and Canyon Cafes, Inc., et. al., dated June 19, 1997. (13)

     2.8 Asset Purchase Agreement dated December 23, 1997 by and among Applebee's International, Inc. and Apple South, Inc. (14)

     2.9 Asset Purchase Agreement dated March 16, 1998 by and among Quality Restaurant Concepts, L.L.C., and Apple South, Inc.

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended August 1, 1995. (8)

     3.2 By-laws of the Company. (1)

     4.1 See Exhibits 3.1 and 3.2 for provisions in the Company's Amended and Restated Articles of Incorporation and by-laws defining the rights of holders of the Company's Common Stock. (1)

     4.2 Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee. (10)

     4.3 Trust Agreement of Apple South Financing I, dated as of February 18, 1997, among Apple South, Inc., First Union National Bank of Georgia, First Union Bank of Delaware and Lansing S. Patterson.(15)

     4.4 Amended and Restated Declaration of Trust of Apple South Financing I, dated as of March 11, 1997, among Apple South, Inc., as Sponsor, First Union National Bank of Georgia, as Institutional Trustee, First Union Bank of Delaware, as Delaware Trustee, and the Regular Trustees named therein. (15)

     4.5 Indenture for the 7% Convertible Subordinated Debentures, dated as of March 6, 1997, between Apple South, Inc. and First Union National Bank of Georgia, as Trustee. (15)

     4.6 Form of $3.50 Term Convertible Security, Series A (included in Exhibit 4.4).

     4.7 Form of 7%  Convertible  Subordinated  Debenture  (included  in Exhibit
4.5).

     4.8 Preferred Securities Guarantee Agreement, dated as of March 11, 1997, between Apple South, Inc., as Guarantor, and First Union National Bank of Georgia, as Preferred Guarantee Trustee. (15)

     4.9 Registration Rights Agreement, dated as of March 11, 1997 among Apple South, Inc., Apple South Financing I, J.P. Morgan Securities, Inc., and Smith Barney, Inc. (15)

     10.1 Apple South, Inc. 1988 Stock Option Plan. (1)

     10.2 Form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (1) (11)

     10.3 Form of Apple South, Inc. Director's Indemnification Agreement executed by and between the Company and each member of its Board of Directors.
(1)

     10.4 Form of Apple South, Inc. Officer's Indemnification Agreement executed between the Company and each of its executive officers. (1)

     10.5  Standard  Form  Applebee's   Neighborhood  Grill  &  Bar  Development
Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to South Carolina. (1) (11)

     10.6 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to West Palm Beach, Ft. Myers and Sarasota A.D.I. (1) (11)

     10.7 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Tennessee/Mississippi A.D.I.
(1) (11)

     10.8 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Nashville, Tennessee A.D.I. and Bowling Green, Kentucky A.D.I. (1) (11)

     10.9 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Virginia, West Virginia, Washington, D.C., and Louisville, Kentucky. (1) (11)

     10.10 Standard Form Applebee's Neighborhood Grill & Bar Franchise Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc. (5)
(11)

     10.11 Foodservice Distribution Agreement between PYA/Monarch, Inc. and the Company. (1)

     10.12 Apple South, Inc. Employee Stock Ownership Plan and Trust. (1) (11)

     10.13 Apple South, Inc. Profit Sharing Plan and Trust. (1) (11)

     10.14 Amendment No. 2 to the Apple South, Inc. Employee Stock Ownership Plan and Trust, dated November 22, 1993. (3)

     10.15 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., pertaining to Jacksonville, Florida A.D.I. (2) (11)

     10.16 Amendment to Development Agreement dated January 10, 1992, Second Amendment and Supplement to Development Agreement dated May 14, 1993, and Third Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to South Carolina. (3)

     10.17 Third Amendment to Development Agreement dated January 10, 1992, and Fourth Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to West Palm Beach, Ft. Meyers and Sarasota A.D.I.
(3)

     10.18 Second Amendment to Development Agreement dated January 10, 1992, and Third Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Tennessee/Mississippi A.D.I. (3)

     10.19 Amendment to Development Agreement dated January 10, 1992, and its Second Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Nashville, Tennessee A.D.I. and Bowling Green, Kentucky A.D.I. (3)

     10.20 Second Amendment to Development Agreement dated January 10, 1992, and Third Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Virginia, West Virginia, Washington, D.C., and Louisville, Kentucky. (3)

     10.21 Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., pertaining to Jacksonville, Florida A.D.I. (3)

     10.22 Apple South, Inc. [Restated] Profit Sharing Plan and Trust dated October 26, 1993. (3)

     10.23 Amended form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (3)

     10.24 Apple South, Inc. 1993 Stock Incentive Plan. (3)

     10.25 Form of Stock Option Agreement under the Apple South, Inc. 1993 Stock Incentive Plan. (3)

     10.26 Second Supplement to Development Agreement dated July 27, 1994, between the Company and Applebee's International, Inc., pertaining to Chattanooga, Tennessee A.D.I., Knoxville, Tennessee A.D.I. and Bristol-Kingsport-Johnson City: Tri-Cities A.D.I. (5) (11)

     10.27 Universal Agreement dated June 30, 1995, by and between the Company and Applebee's International, Inc. amending the Standard Form Development Agreements appearing as Exhibits 10.5 through 10.9, 10.15, and 10.28 through 10.30.

     10.28 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement, dated April 25, 1995, by and between the Company and Applebee's International, Inc., pertaining to the Cedar Rapids, and Des Moines, Iowa A.D.I.s, the Rockford, Illinois A.D.I. and portions of the Davenport-Rock Island- Moline: Quad City A.D.I.; the Sioux City, Iowa A.D.I.; the
Peoria-Bloomington, Illinois, A.D.I.; and the Rochester-Mason City- Austin A.D.I. (11)

     10.29  Standard  Form  Applebee's  Neighborhood  Grill  &  Bar  Development
Agreement, dated June 30, 1995, by and between the Company and Applebee's International, Inc., pertaining to a portion of the Chicago, Illinois A.D.I.
(11)

     10.30 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement dated December 29, 1989 by and between Marcus Restaurants, Inc. And Applebee's International, Inc. pertaining to the Milwaukee, Madison, LaCrosse-Eau Claire, Wausau-Rhinelander, and Green Bay-Appleton, Wisconsin A.D.I.s. (11)

     10.31 Consent and Release Agreement by and among the company, Marcus Restaurants, Inc. and Applebee's International, Inc. dated June 30, 1995 pertaining to the development and franchise rights in the Milwaukee, Madison, LaCrosse-Eau Claire, Wausau-Rhinelander, and Green Bay-Appleton, Wisconsin A.D.I.s. (11)

     10.32 Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, pertaining to market areas in portion of Illinois, Iowa, Missouri and Wisconsin. (11)

     10.33 Second Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., pertaining to the Milwaukee, Madison, LaCrosse-Eau Claire, Wausau- Rhinelander and Green Bay-Appleton, Wisconsin A.D.I.s. (11)

     10.34 Fifth Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the West Palm Beach, Ft. Myers and Sarasota A.D.I. (11)

     10.35 Fourth Amendment to Development Agreement dated June 30, 1995 and Third Amendment to Development Agreement dated February 24, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the South Carolina market. (11)

     10.36 Second Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Chattanooga A.D.I., the Knoxville A.D.I. and the Bristol-Kingsport- Johnson
City: Tri-Cities A.D.I. (11)

     10.37 Fourth Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Tennessee/Mississippi A.D.I. (11)

     10.38 Second Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Jacksonville, Florida A.D.I. (11)

     10.39 Fifth Amendment to Development Agreement dated June 30, 1995 and Fourth Amendment to Development Agreement dated February 24, 1995, by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to Virginia, West Virginia, Washington, D.C. and Louisville, Kentucky. (11)

     10.40 Third Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Nashville, Tennessee A.D.I. and the Bowling Green, Kentucky A.D.I. (11)

     10.41 $30 Million Amended and Restated Participation Agreement Between Apple South, Inc., DR Holdings, L.P., Trust Company Bank, Southtrust Bank of Georgia, N.A., Life Insurance Company of Georgia, and Columbine Life Insurance Company. (7)

     10.42 Lease and Development Agreement Between DR Holdings, L.P. and Apple South, Inc. (7)

     10.43 Second Amended and Restated Credit Agreement, dated March 1, 1998, among Apple South, Inc. Wachovia Bank, National Association, as agent for the lenders, and the Banks listed as parties thereto.

     10.44 Participation Agreement (Apple South Trust No. 97-1), dated as of September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

     10.45 $70 million Credit Agreement, dated December 10, 1997, among Apple South, Inc., Wachovia Bank, National Association, as agent for the lenders, and the Banks listed as parties thereto.

     13.1 Annual Report to Shareholders for the fiscal year ended December 28, 1997.

     22.1 Definitive Proxy Statement for use in connection with the 1998 Annual Meeting of Shareholders, filed with the Commission on March 20, 1998.

     23.1 Consent of KPMG Peat Marwick LLP.

     27.1 Financial Data Schedule (EDGAR version only).

     99.1 Safe harbor under the Private Securities Litigation Reform Act of 1995. (13)




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

     (7) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended April 2, 1995.

     (8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended July 2, 1995.

     (9) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended October 1, 1995.

     (10) Incorporated by reference to the Company's registration statement on Form S-3, File No. 333-02958.

     (11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (12) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 30, 1997.

     (13) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 29, 1997.

     (14) Incorporated by reference to Exhibit 2.1 filed with the Company's Report on Form 8-K dated January 15, 1998.

     (15) Incorporated by reference to the Company's registration statement on Form S-3, File No. 333-25205.

SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                APPLE SOUTH, INC.


                                                  By:/s/ Tom E. DuPree, Jr.
                                                     ---------------------------
                                                     Tom E. DuPree, Jr.
                                                     Chief Executive Officer and
                                                     Chairman of the Board
March 3, 1998
Atlanta, Georgia

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                               Title                          Date


/s/ Tom E. DuPree, Jr.          Chairman of the Board of           March 3, 1998
-----------------------         Directors and Chief Executive
Tom E. DuPree, Jr.              Officer (principal executive officer)

/s/  S. Kirk Kinsell            Director and President and Chief   March 3, 1998
-----------------------         Operating Officer
S. Kirk Kinsell

/s/ Erich J. Booth              Director and Chief Financial       March 3, 1998
-----------------------         Officer
Erich J. Booth

/s/ John G. McLeod, Jr.         Senior Vice President - Human      March 3, 1998
-----------------------         Resources, and Secretary
John G. McLeod, Jr.

/s/ Margaret E. Waldrep         Chief Administrative Officer       March 3, 1998
-----------------------
Margaret E. Waldrep

/s/ Philip L. Ammons            Chief Accounting Officer           March 3, 1998
-----------------------
Philip L. Ammons

/s/ Thomas R. Williams          Director                           March 3, 1998
-----------------------
Thomas R. Williams

/s/ James W. Rowe               Director                           March 3, 1998
-----------------------
James W. Rowe

/s/ Dr. Ruth G. Shaw            Director                           March 3, 1998
-----------------------
Dr. Ruth G. Shaw

/s/ John L. Moorhead            Director                           March 3, 1998
-----------------------
John L. Moorhead

                                  Exhibit Index

Exhibit Number

     2.1 Stock Purchase Agreement among the Company, the owners of the partnership interests in Apple Tenn-Flo, L.P., et al. dated March 18, 1994.
(4)

     2.2 Asset Purchase Agreement among the Company, TUG, Inc., et al. dated February 1, 1995. (6)

     2.3  Asset  Purchase   Agreement   among  Apple  South,   Inc.  And  Marcus
Restaurants, Inc. Et al, dated April 12, 1995. (8)

     2.4 Agreement and Plan of Merger, dated August 15, 1995, by and among the Company, SALSA Acquisition Corp., and DF&R Restaurants, Inc. (9)

     2.5 Agreement and Plan of Merger among Apple South, Inc., M&S Acquisition of Delaware Inc., and McCormick & Schmick Holding Corp., et. al., dated February 6, 1997. (12)

     2.6 Agreements and Plan of Merger among Apple South, Inc., HG Acquisition Corp., and Mason and Schelldorf Leasing Company, Hops Restaurants, Inc., et. al., dated February 6, 1997. (12)

     2.7  Agreement  and  Plan  of  Merger  among  Apple  South,   Inc.,  Coyote
Acquisition  Corp.,  and Canyon Cafes,  Inc., et. al., dated June 19, 1997. (13)

     2.8 Asset Purchase Agreement dated December 23, 1997 by and among Applebee's International, Inc. and Apple South, Inc. (14)

     2.9 Asset Purchase Agreement dated March 16, 1998 by and among Quality Restaurant Concepts, L.L.C., and Apple South, Inc.

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended August 1, 1995. (8)

     3.2 By-laws of the Company. (1)

     4.1 See Exhibits 3.1 and 3.2 for provisions in the Company's Amended and Restated Articles of Incorporation and by-laws defining the rights of holders of the Company's Common Stock. (1)

     4.2 Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee. (10)

     4.3 Trust Agreement of Apple South Financing I, dated as of February 18, 1997, among Apple South, Inc., First Union National Bank of Georgia, First Union Bank of Delaware and Lansing S. Patterson.(15)

     4.4 Amended and Restated Declaration of Trust of Apple South Financing I, dated as of March 11, 1997, among Apple South, Inc., as Sponsor, First Union National Bank of Georgia, as Institutional Trustee, First Union Bank of Delaware, as Delaware Trustee, and the Regular Trustees named therein. (15)

     4.5 Indenture for the 7% Convertible Subordinated Debentures, dated as of March 6, 1997, between Apple South, Inc. and First Union National Bank of Georgia, as Trustee. (15)

     4.6 Form of $3.50 Term Convertible Security, Series A (included in Exhibit 4.4).

     4.7 Form of 7%  Convertible  Subordinated  Debenture  (included  in Exhibit
4.5).

     4.8 Preferred Securities Guarantee Agreement, dated as of March 11, 1997, between Apple South, Inc., as Guarantor, and First Union National Bank of Georgia, as Preferred Guarantee Trustee. (15)

     4.9 Registration Rights Agreement, dated as of March 11, 1997 among Apple South, Inc., Apple South Financing I, J.P. Morgan Securities, Inc., and Smith Barney, Inc. (15)

     10.1 Apple South, Inc. 1988 Stock Option Plan. (1)

     10.2 Form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (1) (11)

     10.3 Form of Apple South, Inc. Director's Indemnification Agreement executed by and between the Company and each member of its Board of Directors.
(1)

     10.4 Form of Apple South, Inc. Officer's Indemnification Agreement executed between the Company and each of its executive officers. (1)

     10.5  Standard  Form  Applebee's   Neighborhood  Grill  &  Bar  Development
Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to South Carolina. (1) (11)

     10.6 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to West Palm Beach, Ft. Myers and Sarasota A.D.I. (1) (11)

     10.7 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Tennessee/Mississippi A.D.I.
(1) (11)

     10.8 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Nashville, Tennessee A.D.I. and Bowling Green, Kentucky A.D.I. (1) (11)

     10.9 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Virginia, West Virginia, Washington, D.C., and Louisville, Kentucky. (1) (11)

     10.10 Standard Form Applebee's Neighborhood Grill & Bar Franchise Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc. (5)
(11)

     10.11 Foodservice Distribution Agreement between PYA/Monarch, Inc. and the Company. (1)

     10.12 Apple South,  Inc.  Employee Stock Ownership Plan and Trust. (1) (11)


     10.13 Apple South, Inc. Profit Sharing Plan and Trust. (1) (11)

     10.14 Amendment No. 2 to the Apple South, Inc. Employee Stock Ownership Plan and Trust, dated November 22, 1993. (3)

     10.15 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., pertaining to Jacksonville, Florida A.D.I. (2) (11)

     10.16 Amendment to Development Agreement dated January 10, 1992, Second Amendment and

Supplement to Development Agreement dated May 14, 1993, and Third Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom
E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to South Carolina. (3)

     10.17 Third Amendment to Development Agreement dated January 10, 1992, and Fourth Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to West Palm Beach, Ft. Meyers and Sarasota A.D.I.
(3)

     10.18 Second Amendment to Development Agreement dated January 10, 1992, and Third Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Tennessee/ Mississippi A.D.I. (3)

     10.19 Amendment to Development Agreement dated January 10, 1992, and its Second Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's eighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Nashville, Tennessee A.D.I. and Bowling Green, Kentucky A.D.I. (3)

     10.20 Second Amendment to Development Agreement dated January 10, 1992, and Third Amendment to Development Agreement dated January 26, 1994, amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., as amended and supplemented, pertaining to Virginia, West Virginia, Washington, D.C., and Louisville, Kentucky. (3)

     10.21 Amendment to Development Agreement dated January 26, 1994, amending the Standard orm Applebee's Neighborhood Grill & Bar Development Agreement among the Company, Tom E. DuPree, Jr. and Applebee's International, Inc., pertaining to Jacksonville, Florida A.D.I. (3)

     10.22 Apple South, Inc. [Restated] Profit Sharing Plan and Trust dated October 26, 1993. (3)

     10.23 Amended form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (3)

     10.24 Apple South, Inc. 1993 Stock Incentive Plan. (3)

     10.25 Form of Stock Option Agreement under the Apple South, Inc. 1993 Stock Incentive Plan. (3)

     10.26 Second Supplement to Development Agreement dated July 27, 1994, between the Company and Applebee's International, Inc., pertaining to Chattanooga, Tennessee A.D.I., Knoxville, Tennessee A.D.I. and Bristol-Kingsport-Johnson City: Tri-Cities A.D.I. (5) (11)

     10.27 Universal Agreement dated June 30, 1995, by and between the Company and Applebee's International, Inc. amending the Standard Form Development Agreements appearing as Exhibits 10.5 through 10.9,10.15, and 10.28 through 10.30.

     10.28 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement, dated April 25, 1995, by and between the Company and Applebee's International, Inc., pertaining to the Cedar Rapids, and Des Moines, Iowa
A.D.I.s, the Rockford, Illinois A.D.I. and portions of the Davenport- Rock Island- Moline: Quad City A.D.I.; the Sioux City, Iowa A.D.I.; the Peoria-Bloomington, Illinois, A.D.I.; and the Rochester-Mason City-Austin A.D.I.
(11)

     10.29  Standard  Form  Applebee's  Neighborhood  Grill  &  Bar  Development
Agreement, dated June 30, 1995, by and between the Company and Applebee's International, Inc., pertaining to a portion of the Chicago, Illinois A.D.I.
(11)

     10.30 Standard Form Applebee's Neighborhood Grill & Bar Development Agreement dated December 29, 1989 by and between Marcus Restaurants, Inc. And Applebee's International, Inc. pertaining to the Milwaukee, Madison, LaCrosse-Eau Claire, Wausau-Rhinelander, and Green Bay-Appleton, Wisconsin A.D.I.s. (11)

     10.31 Consent and Release Agreement by and among the company, Marcus Restaurants, Inc. and Applebee's International, Inc. dated June 30, 1995 pertaining to the development and franchise rights in the Milwaukee, Madison, LaCrosse-Eau Claire, Wausau-Rhinelander, and Green Bay- Appleton, Wisconsin A.D.I.s. (11)

     10.32 Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, pertaining to market areas in portion of Illinois, Iowa, Missouri and Wisconsin. (11)

     10.33 Second Amendment to Development Agreement dated June 30, 1995 by and between the ompany and Applebee's International, Inc., pertaining to the Milwaukee, Madison, LaCrosse-Eau Claire, Wausau-Rhinelander and Green Bay-Appleton, Wisconsin A.D.I.s. (11)

     10.34 Fifth Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the West Palm Beach, Ft. Myers and Sarasota A.D.I. (11)

     10.35 Fourth Amendment to Development Agreement dated June 30, 1995 and Third Amendment to Development Agreement dated February 24, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the South Carolina market. (11)

     10.36 Second Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Chattanooga A.D.I., the Knoxville A.D.I. and the Bristol-Kingsport-Johnson City:
Tri-Cities A.D.I. (11)

     10.37 Fourth Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Tennessee/Mississippi A.D.I. (11)

     10.38 Second Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Jacksonville, Florida A.D.I. (11)

     10.39 Fifth Amendment to Development Agreement dated June 30, 1995 and Fourth Amendment to Development Agreement dated February 24, 1995, by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to Virginia, West Virginia, Washington, D.C. and Louisville, Kentucky. (11)

     10.40 Third Amendment to Development Agreement dated June 30, 1995 by and between the Company and Applebee's International, Inc., amending the Standard Form Applebee's Neighborhood Grill & Bar Development Agreement pertaining to the Nashville, Tennessee A.D.I. and the Bowling Green, Kentucky A.D.I. (11)

     10.41 $30 Million Amended and Restated Participation Agreement Between Apple South, Inc., DR Holdings, L.P., Trust Company Bank, Southtrust Bank of Georgia, N.A., Life Insurance Company of Georgia, and Columbine Life Insurance Company. (7)

     10.42 Lease and Development Agreement Between DR Holdings, L.P. and Apple South, Inc. (7)

     10.43 Second Amended and Restated Credit Agreement, dated March 1, 1998, among Apple South, Inc. Wachovia Bank, National Association, as agent for the lenders, and the Banks listed as parties thereto.

     10.44 Participation Agreement (Apple South Trust No. 97-1), dated as of September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

     10.45 $70 million Credit Agreement, dated December 10, 1997, among Apple South, Inc., Wachovia Bank, National Association, as agent for the lenders, and the Banks listed as parties thereto.

     13.1 Annual Report to Shareholders for the fiscal year ended December 28, 1997.

     22.1 Definitive Proxy Statement for use in connection with the 1998 Annual Meeting of Shareholders, filed with the Commission on March 20, 1998.

     23.1 Consent of KPMG Peat Marwick LLP.

     27.1 Financial Data Schedule (EDGAR version only)

     99.1 Safe harbor under the Private Securities Litigation Reform Act of 1995. (13)




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

     (7) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended April 2, 1995.

     (8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended July 2, 1995.

     (9) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended October 1, 1995.

     (10) Incorporated by reference to the Company's registration statement on Form S-3, File No. 333-02958.

     (11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


     (12) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 30, 1997.

     (13) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 29, 1997.

     (14) Incorporated by reference to Exhibit 2.1 filed with the Company's Report on Form 8-K dated January 15, 1998.

     (15) Incorporated by reference to the Company's registration statement on Form S-3, File No. 333-25205.