Form 10-Q
period 1998-03-29
APPLE SOUTH INC
filed 1998-05-12
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 29, 1998

                                       or

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

                                                                 X Yes        No



As of May 11, 1998, there were 36,964,625 shares of common stock of the Registrant outstanding.

                                APPLE SOUTH, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 29, 1998


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

                  Consolidated Statements of Shareholders' Equity..............5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements...................7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............10

Part II - Other Information

        Item 6 -  Exhibits and Reports on Form 8-K............................14

Signature         ............................................................15

Apple South, Inc.
Consolidated Statements of Earnings
(Unaudited)

(In thousands, except per share data)
                                                                                                             Quarter Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      March 29,          March 30,
                                                                                                        1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Applebee's                                                                                        $ 125,763             111,784
    Don Pablo's                                                                                          59,263              40,402
    Hops                                                                                                 23,327               4,729
    McCormick & Schmick's                                                                                21,342               7,324
    Canyon Cafes                                                                                         11,981                   -
    Other                                                                                                     -               7,214
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                                                        241,676             171,453
------------------------------------------------------------------------------------------------------------------------------------

Restaurant operating expenses:
    Food and beverage                                                                                    67,317              47,847
    Payroll and benefits                                                                                 78,648              52,338
    Depreciation and amortization                                                                         4,204               6,845
    Other operating expenses                                                                             56,458              39,558
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                                                           206,627             146,588
------------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses                                                                      12,915               8,614
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                                         22,134              16,251
------------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense                                                                                     (7,146)             (3,927)
    Distributions on preferred securities                                                                (2,012)               (375)
    Gain on disposal of assets held for sale                                                             49,000                   -
    Income from investments carried at equity                                                               703                   -
    Other, primarily goodwill amortization                                                               (1,322)               (657)
    Interest income                                                                                           7                  51
------------------------------------------------------------------------------------------------------------------------------------

          Total other income (expense)                                                                   39,230              (4,908)
------------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes and cumulative
   effect of change in accounting principle                                                              61,364              11,343

Income taxes                                                                                             22,825               4,075
------------------------------------------------------------------------------------------------------------------------------------

Earnings before cumulative effect of
   change in accounting principle                                                                        38,539               7,268
------------------------------------------------------------------------------------------------------------------------------------

Cumulative effect of change in accounting
   principle, net of tax benefit                                                                          1,461                   -
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                          $  37,078               7,268
====================================================================================================================================

Basic earnings per common share:
      Basic earnings before cumulative effect of
            change in accounting principle                                                            $    0.99                0.19
      Cumulative effect of change in accounting principle                                                 (0.04)                  -
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                                                       $    0.95                0.19
====================================================================================================================================

Diluted earnings per common share:
      Diluted earnings before cumulative effect of
            change in accounting principle                                                            $    0.85                0.19
      Cumulative effect of change in accounting principle                                                 (0.03)                  -
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                                                     $    0.82                0.19
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Apple South, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      March 29,         December 28,
                                                                                                        1998                1997
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                                       $   2,231               2,503
      Proceeds due from sale of assets                                                                   94,749                   -
      Short-term investments                                                                                 27                  37
      Accounts receivable                                                                                11,995               8,983
      Inventories                                                                                        11,025              10,732
      Prepaid expenses and other                                                                          7,544               9,047
      Assets held for sale                                                                              304,175             331,104
------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                         431,746             362,406

Premises and equipment, net                                                                             307,199             283,839
Goodwill, net                                                                                           136,376             138,403
Other assets                                                                                             27,865              19,641
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $ 903,186             804,289
====================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                                                $  21,739              24,819
      Accrued liabilities                                                                                51,446              40,266
      Current installments of long-term debt                                                                211                 206
      Income taxes                                                                                       18,049                   -
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                     91,445              65,291

Long-term debt                                                                                          414,751             381,843
Deferred income taxes                                                                                    16,000              14,231
Other long-term liabilities                                                                               8,248               7,142
------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                            530,444             468,507
------------------------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Apple South Financing I, a subsidiary holding solely
       Apple South, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                                115,000             115,000

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                                         -                   -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,478,760 issued in 1998 and 1997                                                                405                 405
      Additional paid-in capital                                                                        145,303             145,269
      Retained earnings                                                                                 134,726              97,905
      Treasury stock at cost; 1,657,546 shares in 1998 and 1,662,812
           shares in 1997                                                                               (22,692)            (22,797)
------------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                                   257,742             220,782
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $ 903,186             804,289
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Apple South, Inc.
Consolidated Statements of Shareholders' Equity
(Unaudited)


(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Additional                                    Total
                                                       Common Stock          Paid-in      Retained      Treasury      Shareholders'
                                                   Shares        Amount      Capital      Earnings        Stock          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1997                       40,479         $405       $145,269      $97,905      ($22,797)        $220,782
Net earnings                                            -            -              -       37,078             -           37,078
Purchase of common stock                                -            -              -            -          (113)            (113)
Common stock issued to ESOP and ESPP                    -            -             36            -           206              242
Exercise of options                                     -            -             (2)           -            12               10
Foreign currency translation adjustment                 -            -              -          148             -              148
Cash dividends ($0.01 per share)                        -            -              -         (405)            -             (405)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 29, 1998                          40,479         $405       $145,303     $134,726      ($22,692)        $257,742
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Apple South, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
                                                                                                             Quarter Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      March 29,          March 30,
                                                                                                        1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                                    $  37,078               7,268
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                                              5,665               7,825
               Deferred income taxes                                                                      1,769                   -
               Gain on sale of assets                                                                   (49,000)                  -
               (Increase) in assets:
                    Accounts receivable                                                                  (3,012)             (1,954)
                    Inventories                                                                            (883)               (571)
                    Prepaid expenses and other                                                           (2,233)                (45)
                Increase (decrease) in liabilities:
                     Accounts payable                                                                    (3,080)             (4,584)
                     Accrued liabilities                                                                  8,690               2,700
                     Income taxes                                                                        18,049                (210)
                     Other long-term liabilities                                                          1,106                 164
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities                                 14,149              10,593
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                              (40,088)            (26,369)
      Acquisition of businesses, net of cash acquired                                                         -            (106,240)
      Proceeds from sale of premises and equipment                                                          414                   -
      Decrease in short-term investments                                                                     10                  15
      Additions to franchise costs                                                                            -                (239)
      Additions to other assets                                                                          (7,152)             (1,602)
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash used in investing activities                                    (46,816)           (134,435)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from revolving credit agreements                                                      32,966              33,500
      Proceeds from issuance of preferred securities, net of issue costs                                      -             111,261
      Principal payments on long-term debt                                                                  (53)               (372)
      Proceeds from issuance of common stock                                                                  -                 918
      Dividends declared and paid                                                                          (405)               (313)
      Purchase of treasury stock                                                                           (113)            (15,640)
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by financing activities                                 32,395             129,354
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                       (272)              5,512
Cash and cash equivalents at the beginning of the period                                                  2,503               3,923
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                                    $   2,231               9,435
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                               APPLE SOUTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 29, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ending January 3, 1999.

NOTE 2 - APPLEBEE'S DIVESTITURE

On March 29, 1998, the Company completed the sale of 33 of its franchised Applebee's Neighborhood Grill & Bar ("Applebee's") restaurants. Total proceeds from the sale were $94.7 million in cash, reflecting $93.4 million for 32 restaurants, as originally disclosed in a Form 8-K filed by the Company on January 15, 1998, plus $1.3 million for one additional restaurant and other routine closing adjustments. The Company recorded a pre-tax gain on the sale of $49.0 million ($30.4 million after-tax). Proceeds from the transaction, which closed as of the close of business on Sunday, March 29, 1998, were received by the Company on Monday, March 30, 1998, and as such, $94.7 million is reflected in the accompanying consolidated balance sheet as "Proceeds due from sale of assets". The remaining premises and equipment, franchise costs and goodwill related to the Applebee's division are included in "Assets held for sale". Depreciation and amortization on the long-lived assets were suspended on December 16, 1997, when management finalized the decision to dispose of the division.

NOTE 3 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

At the beginning of fiscal 1998, the Company adopted AICPA Statement of Position 98-5, "Reporting the Cost of Start-Up Activities." This statement requires entities to expense the costs of start-up activities as incurred. As a result of the adoption of this change in accounting policy, from expensing preopening costs in the first full month of a restaurant's operations to expensing them as incurred, the Company recorded a cumulative effect charge from the change in accounting principle of $2.2 million ($1.5 million net of tax benefit).

NOTE 4 - EQUITY INVESTMENTS

On January 14, 1998, the Company acquired a 20% interest in Belgo Group, PLC ("Belgo"), a public restaurant company based in the United Kingdom that owns and operates two Belgo restaurants in London, for $6.1 million. The Company accounts for its investment in Belgo under the equity method of accounting.

Accordingly, the Company's interest in Belgo's net earnings is included in "Income from investments carried at equity" in the accompanying consolidated statement of earnings. The Company's investment is included in "Other assets" in the accompanying consolidated balance sheet. The investment is translated into U.S. dollars at the period-end exchange rate, while net earnings are translated at the average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders' equity and comprehensive income (Note 9).

Subsequent to March 29, 1998, the Company sold its Harrigan's division, retaining a 25% equity interest in the ongoing business. The Company received $3.0 million in cash plus a $4.0 million note and additionally retained ownership of the real estate for two Harrigan's locations which are being leased to the new entity. The interest in Harrigan's will be accounted for using the equity method of accounting with net earnings included in "Income from investments carried at equity" and amounts for the quarter ended March 29, 1998 have been reclassified in the accompanying consolidated statement of earnings.

NOTE 5 - SHAREHOLDERS' EQUITY

Cash dividends declared and paid in the quarter ended March 29, 1998 totaled $405,000, or $0.01 per share. On April 28, 1998, the Company declared a cash dividend of $0.0125 per share, payable on May 29, 1998, to shareholders of record on May 15, 1998.

On January 9, 1998, the Company's Board of Directors approved the purchase of up to two million additional shares of its common stock. As of March 29, 1998 the Company had purchased 10,000 shares pursuant to this approval. As of May 11, 1998, the Company had purchased a total of 1,888,600 of the approved shares.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

For the quarters ended March 29, 1998 and March 30, 1997, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                            1998           1997
--------------------------------------------------------------------------------
Interest paid                                           $  4,388            675
--------------------------------------------------------------------------------
Distributions paid on preferred securities              $  2,012              -
--------------------------------------------------------------------------------
Income taxes paid                                       $  2,254          3,907
--------------------------------------------------------------------------------
Business acquisitions, net of cash acquired:
   Fair value of assets acquired, other than cash       $      -         47,166
   Liabilities assumed                                         -        (22,379)
   Merger consideration payable                                -         (1,891)
   Stock issued                                                -        (16,335)
   Purchase price in excess of the net assets acquired         -         99,679
--------------------------------------------------------------------------------
      Net cash used for acquisitions                    $      -        106,240
================================================================================

As discussed in Note 2, the Company received proceeds from the sale of 33 Applebee's restaurants subsequent to March 29, 1998. As such, the divestiture transaction had no effect on consolidated cash flows for the quarter ended March 29, 1998. The accompanying consolidated balance sheet, however, reflects changes in asset and liability accounts related to the divestiture as follows: decrease in assets held for sale of $38.6 million, decreases in assets not classified as held for sale of $4.4 million and increases in accrued liabilities of $2.7 million.

NOTE 7 - INCOME TAXES

The effective tax rate for the first quarter of 1998 was 37.2% reflecting the blend of taxes on continuing operations estimated at 34.0% and taxes on the gain on sale of assets estimated at 38.0%. The Company's effective tax rate on continuing operations for fiscal 1998 is expected to be 34.0% compared to the prior year effective rate of 32.4%. The increase in effective rate is due to a projected increase in taxable income for fiscal 1998.

NOTE 8 - CONTINGENCIES

During 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each seek damages and other relief. Although the ultimate outcome of these lawsuits cannot be determined at this time, the Company believes that the allegations therein are without merit and intends to vigorously defend itself.

NOTE 9 - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130, which is effective for the Company's fiscal 1998, established standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income for the quarter ended March 29, 1998 of $37.2 million included net earnings as reported in the accompanying consolidated statement of earnings plus the $0.1 million after-tax effect of foreign currency translation adjustments. Comprehensive income for the quarter ended March 30, 1997 was equal to net earnings as reported.

Item 2.
                                APPLE SOUTH, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 29, 1998



Consolidated Overview

Consolidated restaurant sales for the first quarter of 1998 increased 41% to $241.7 million from $171.5 million for the same period in 1997. The sales increase is primarily due to a full quarter of sales from the three divisions (Hops, McCormick & Schmick's and Canyon Cafes) acquired during 1997 in addition to a 48% increase in operating weeks in the Don Pablo's division attributable to new unit openings. Net earnings for the quarter were $37.1 million compared to $7.3 million for the first quarter of 1997 and included a $49.0 million pre-tax ($30.4 million after-tax) gain on the sale of 33 of the Company's franchised Applebee's Neighborhood Grill & Bar ("Applebee's") restaurants. Net earnings for the quarter also included a one-time, after-tax charge of $1.5 million related to the adoption of a change in accounting principle requiring the expensing of preopening costs as incurred in accordance with AICPA Statement of Position 98-5, "Reporting the Cost of Start-Up Activities." The Company had previously expensed these costs in the first full month of a restaurant's operations.

During January 1998, the Company acquired a 20% interest in Belgo Group, PLC ("Belgo"), a public restaurant company based in the United Kingdom, for $6.1 million. During April 1998, the Company sold its Harrigan's division, retaining a 25% equity interest in the ongoing business. The Company's pro rata share of net earnings of Belgo and Harrigan's is included in "Income from investments carried at equity" in the accompanying consolidated statement of earnings.

Interest expense for the quarter ended March 29, 1998 increased to $7.1 million compared to $3.9 million for the same period in 1997 due to the net effect of higher average borrowings as a result of Company expansion and the gain realized on the termination of an interest rate contract.

Distributions on preferred securities increased to $2.0 million from $0.4 million for the same period in 1997 due to a full quarter of distributions related to the Company's $115.0 million, 7.0% convertible preferred securities issued during March 1997 to finance acquisitions.

"Other, primarily goodwill amortization" increased to $1.3 million from $0.7 million for the same period in 1997 due primarily to a full quarter of intangible amortization related to the 1997 acquisitions.

The effective tax rate for the first quarter of 1998 was 37.2% reflecting the blend of taxes on continuing operations estimated at 34.0% and taxes on the gain on sale of assets estimated at 38.0%. The Company's effective tax rate on continuing operations for the full year 1998 is expected to be 34.0% compared to the prior year effective rate of 32.4%. The increase in effective rate is due to a projected increase in taxable income for fiscal 1998.

Core Brands

The following table presents operating income for the Company's ongoing "Core" brands which include Don Pablo's, Hops, McCormick & Schmick's and Canyon Cafes. The first quarter of 1997 included only one month of operations related to Hops and McCormick & Schmick's and no operations related to Canyon Cafes. As such, the table presents the actual quarter ended March 29, 1998 compared to the pro forma results for the quarter ended March 30, 1997 (assuming the three acquisitions occurred as of the beginning of 1997).


                                                     Actual           Pro forma
                                                    March 29,          March 30,
For the quarters ended                                1998               1997
--------------------------------------------------------------------------------
Restaurant sales:
   Don Pablo's                                    $  59,263              40,402
   Hops                                              23,327              12,569
   McCormick & Schmick's                             21,342              18,469
   Canyon Cafes                                      11,981               6,992
--------------------------------------------------------------------------------
      Total restaurant sales                        115,913              78,432
--------------------------------------------------------------------------------
Restaurant operating expenses:
   Food and beverage                                 32,578              22,080
   Payroll and benefits                              35,096              23,810
   Depreciation and amortization                      4,204               2,846
   Other operating expenses                          26,631              18,043
--------------------------------------------------------------------------------
      Total restaurant operating expenses            98,509              66,779
--------------------------------------------------------------------------------
Income from restaurant operations                    17,404              11,653
                                                      15.0%               14.9%

General and administrative expenses                   8,961               6,150
--------------------------------------------------------------------------------
Operating income                                   $  8,443               5,503
================================================================================
                                                       7.3%                7.0%

Total restaurant sales and operating income for the core divisions increased by 48% and 53%, respectively, over the pro forma results of the comparable prior year period. The sales increase is a result of a combined core brand increase in operating weeks of 48% in addition to increases in average weekly sales of 8% in the Hops division and 4% in both the McCormick & Schmick's and Canyon Cafes divisions. Average weekly sales in the Don Pablo's division were slightly negative (less than 1%). The sales decreases at Don Pablo's were a result of 1997 new restaurant openings which were predominantly located in new markets. Restaurants in new markets often experience lower average unit volumes in the initial post-opening period compared to new units in established markets where brand recognition has already been established. Average weekly sales in Don Pablo's base restaurants (those open for a full 12 months at the beginning of 1998) were 3% positive for the first quarter of 1998, reflecting the concept's increased recognition in existing markets achieved through a combination of market penetration and television advertising. Management believes that the sales increases in the other core brands are attributable to the Company's expanding market share, increased concept recognition and a consumer focus which allows a high level of execution against customer expectations.

Restaurant operating expenses of 85.0% of sales were consistent with the prior year's 85.1%. General and administrative expenses, which include divisional and all corporate overhead, decreased from 7.8% to 7.7% primarily as a result of leverage gained from absolute increases in size.

Applebee's Divestiture

On March 29, 1998, the Company completed the sale of 33 of its franchised Applebee's restaurants. Total proceeds from the sale were $94.7 million in cash, reflecting $93.4 million for 32 restaurants, as originally disclosed in a Form 8-K filed by the Company on January 15, 1998, plus $1.3 million for one additional restaurant and other routine closing adjustments. The Company recorded a pre-tax gain on the sale of $49.0 million ($30.4 million after-tax). Proceeds from the transaction, which closed as of the close of business on Sunday, March 29, 1998, were received by the Company on Monday, March 30, 1998, and as such, $94.7 million is reflected on the accompanying consolidated balance sheet as "Proceeds due from sale of assets".

Applebee's sales for the quarter ended March 29, 1998 increased by 12.5% over the comparable prior year period due primarily to an increase in operating weeks. Earnings before interest, taxes, depreciation and amortization, prior to accruals related to pay-to-stay bonuses, increased by 10.0% over the comparable prior year period. Based on Applebee's operating performance during the first quarter, the Company continues to expect net proceeds, after selling expenses and income taxes, to approximate $400 million. The Company has signed a definitive purchase contract for the sale of 26 restaurants in Mississippi and East Tennessee, which is expected to close in the second quarter. As of May 11, 1998, the Company also has five additional definitive purchase contracts for 77 restaurants, four letters of intent for the purchase of 44 restaurants, and has written offers for the remaining 86 restaurants.

Liquidity and Capital Resources

The principal uses of funds during the quarter ended March 29, 1998 were capital expenditures and the Company's $6.1 million investment in Belgo. Capital expenditures were $40.1 million compared to $26.4 million for the same period of 1997. These expenditures, which include purchases of land for new restaurants, new restaurant construction, and purchases of new and replacement furniture and equipment, are expected to approximate $90 million to $100 million for the remainder of fiscal 1998 and $195 million to $210 million for fiscal 1999. A portion of these capital requirements will be funded with cash proceeds from the divestiture of the Applebee's division, cash generated from operations and remaining commitments of $20.0 million under a master equipment lease. Additionally, at March 29, 1998 the Company had available unsecured revolving bank credit agreements aggregating $300.0 million of which $12.0 million was unused and available.

Subsequent to March 29, 1998, the Company used proceeds from the completed Applebee's sale transaction to pay-down revolving debt. The Company reduced its obligation under a fully utilized $200.0 million credit facility by $67.0 million. Under the terms of the $200.0 million agreement, credit availability declines commensurate with reductions in the outstanding obligation. As a result of this decrease in credit availability, the Company has executed a new $100.0 million revolving credit facility, thereby increasing aggregate revolving credit availability to $333.0 million of which $30.0 million was unused and available at May 11, 1998. The remaining proceeds from the Applebee's sale were used to pay down the Company's remaining credit facilities and purchase certain property and equipment.

Management expects to continue the reduction of revolving debt obligations and believes that cash flow from operations and proceeds from sales of the remaining Applebee's restaurants will generate a cash balance of approximately $30 million to $40 million by the end of fiscal 1998. The Company does not anticipate reducing its outstanding obligation related to the $125.0 million senior notes issued in 1996.

Forward-Looking Information

Certain information contained in this Form 10-Q, particularly information regarding the timing and sales price of the disposition of Applebee's restaurants, future economic performance and finances, restaurant development plans, capital requirements and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the casual dining restaurant industry, which remains intense; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new restaurant development; government monetary and fiscal policies; laws and regulations; governmental initiatives such as minimum wage rates and taxes; retention of Applebee's division employees while sales are pending; the availability of qualified buyers for the Applebee's restaurants and their ability to obtain required financing; and the satisfaction of closing conditions for prospective transactions subject to outstanding contracts or letters of intent. Other factors that may cause actual results to differ from the forward-looking statements contained in this release and that may affect the Company's prospects in general are described in Exhibit 99.1 to the Company's Form 10-Q for the fiscal quarter ended June 29, 1997, and the Company's other filings with the Securities and Exchange Commission.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130, which is effective for the Company's fiscal 1998, established standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income for the quarter ended March 29, 1998 of $37.2 million included net earnings as reported in the accompanying consolidated statement of earnings plus the $0.1 million after-tax effect of foreign currency translation adjustments. Comprehensive income for the quarter ended March 30, 1997 was equal to net earnings as reported.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

         10.1 $100 million Credit Agreement, dated April 1, 1998, among Apple South, Inc., Wachovia Bank, National Association, as agent for the banks, and the banks listed as parties thereto.

         10.2 First amendment, dated as of March 27, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated as of September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

         11.1     Computation of earnings per common share

         27.1     Financial Data Schedule (EDGAR version only)

         99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995*

                           *Incorporated  by  reference  to  the   corresponding
                             exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, as amended by a Form 10-Q/A filed on August 27, 1997

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K, dated January 15, 1998, which disclosed, pursuant to Item 5 of Form 8-K, the Company's intentions to sell its franchised Applebee's Neighborhood Grill & Bar restaurants.

         The Company filed a Current Report on Form 8-K, dated March 29, 1998, which disclosed, pursuant to Item 2 of Form 8-K, the Company's completion of the sale of 33 of its franchised Applebee's Neighborhood Grill & Bar restaurants.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Apple South, Inc.
                                                         (Registrant)


Date:   May 12, 1998                           By:      /s/ Erich J. Booth
                                                        ------------------------
                                                        Erich J. Booth
                                                        Chief Financial Officer
                                                        and Treasurer

                                                        /s/ Philip L. Ammons
                                                        ------------------------
                                                        Philip L. Ammons
                                                        Chief Accounting Officer

                                  EXHIBIT INDEX



         10.1 $100 million Credit Agreement, dated April 1, 1998, among Apple South, Inc., Wachovia Bank, National Association, as agent for the banks, and the banks listed as parties thereto.

         10.2 First amendment, dated as of March 27, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated as of September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

         11.1     Computation of earnings per common share

         27.1     Financial Data Schedule (EDGAR version only)

         99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995*

                           *Incorporated  by  reference  to  the   corresponding
                             exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, as amended by a Form 10-Q/A filed on August 27, 1997