Form 10-Q
period 1998-06-28
APPLE SOUTH INC
filed 1998-08-12
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 28, 1998

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

                         Commission File Number: 0-19542


                                APPLE SOUTH, INC.
             (Exact name of registrant as specified in its charter)


            Georgia                                              59-2778983
---------------------------------                          ---------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

Hancock at Washington, Madison, GA                                30650
-----------------------------------                        ---------------------
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

As of August 11, 1998, there were 36,372,018 shares of common stock of the Registrant outstanding.

                                APPLE SOUTH, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 28, 1998

                                      INDEX


Part I - Financial Information                                              Page

        Item 1 -  Consolidated Financial Statements:

                  Consolidated Statements of Earnings.........................3

                  Consolidated Balance Sheets.................................4

                  Consolidated Statements of Shareholders' Equity.............5

                  Consolidated Statements of Cash Flows.......................6

                  Notes to Consolidated Financial Statements..................7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............11

        Item 3 -  Quantitative and Qualitative Disclosures About
                  Market Risk................................................15

Part II - Other Information

        Item 4 -  Submission of Matters to a Vote of Security Holders........16

        Item 5 -  Other Information..........................................16

        Item 6 -  Exhibits and Reports on Form 8-K...........................17

Signature         ...........................................................18

Apple South, Inc.
Consolidated Statements of Earnings
(Unaudited)

(In thousands, except per share data)
                                                                                   Quarter Ended                 Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                               June 28,      June 29,         June 28,      June 29,
                                                                                 1998          1997             1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Applebee's                                                              $  110,624       115,890          236,387       227,674
    Don Pablo's                                                                 66,416        48,456          125,679        88,858
    Hops                                                                        25,560        13,494           48,887        18,223
    McCormick & Schmick's                                                       25,361        19,708           46,703        27,032
    Canyon Cafes                                                                11,882             -           23,863             -
    Other                                                                            -         5,341                -        12,555
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                               239,843       202,889          481,519       374,342
------------------------------------------------------------------------------------------------------------------------------------

Restaurant operating expenses:
    Food and beverage                                                           67,380        56,406          134,697       104,253
    Payroll and benefits                                                        77,327        60,540          155,975       112,878
    Depreciation and amortization                                                4,184         7,785            8,388        14,630
    Other operating expenses                                                    55,899        44,599          112,357        84,157
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                                  204,790       169,330          411,417       315,918
------------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses                                             12,281         9,779           25,196        18,393
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                22,772        23,780           44,906        40,031
------------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense, net                                                       (7,214)       (4,703)         (14,353)       (8,579)
    Distributions on preferred securities                                       (2,013)       (2,013)          (4,025)       (2,388)
    Gain (loss) on disposal of assets held for sale                             (2,303)            -           46,697             -
    Income from investments carried at equity                                       84             -              787             -
    Other, primarily goodwill amortization                                      (1,901)       (1,140)          (3,223)       (1,797)
------------------------------------------------------------------------------------------------------------------------------------

          Total other income (expense)                                         (13,347)       (7,856)          25,883       (12,764)
------------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes and cumulative
   effect of change in accounting principle                                      9,425        15,924           70,789        27,267

Income taxes                                                                     3,100         5,700           25,925         9,775
------------------------------------------------------------------------------------------------------------------------------------

Earnings before cumulative effect of
   change in accounting principle                                                6,325        10,224           44,864        17,492
------------------------------------------------------------------------------------------------------------------------------------

Cumulative effect of change in accounting
   principle, net of tax benefit                                                    -             -             1,461             -
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                $    6,325        10,224           43,403        17,492
====================================================================================================================================

Basic earnings per common share:
      Basic earnings before cumulative effect of
            change in accounting principle                                  $     0.17          0.27             1.18          0.45
      Cumulative effect of change in accounting principle                            -             -            (0.04)            -
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                             $     0.17          0.27             1.14          0.45
====================================================================================================================================

Diluted earnings per common share:
      Diluted earnings before cumulative effect of
            change in accounting principle                                  $     0.17          0.25             1.03          0.44
      Cumulative effect of change in accounting principle                            -             -            (0.03)            -
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                           $     0.17          0.25             1.00          0.44
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Apple South, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  June 28,           December 28,
                                                                                                    1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                                 $   3,706                 2,503
      Proceeds due from sale of assets                                                             69,748                     -
      Short-term investments                                                                           27                    37
      Accounts receivable                                                                          14,684                 8,983
      Inventories                                                                                  10,116                10,732
      Prepaid expenses and other                                                                    8,224                 9,047
      Assets held for sale                                                                        252,020               331,104
------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                   358,525               362,406

Premises and equipment, net                                                                       314,033               283,839
Goodwill, net                                                                                     139,069               138,403
Other assets                                                                                       41,271                19,641
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $ 852,898               804,289
====================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                                          $  30,343                24,819
      Accrued liabilities                                                                          49,180                40,266
      Current installments of long-term debt                                                           19                   206
      Income taxes                                                                                 16,043                     -
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                               95,585                65,291

Long-term debt                                                                                    385,450               381,843
Deferred income taxes                                                                              16,700                14,231
Other long-term liabilities                                                                         6,782                 7,142
------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                      504,517               468,507
------------------------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Apple South Financing I, a subsidiary holding solely
       Apple South, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                          115,000               115,000
Equity forward contract pending settlement                                                          3,400                     -

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                                   -                     -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,478,760 issued in 1998 and 1997                                                          405                   405
      Additional paid-in capital                                                                  141,842               145,269
      Retained earnings                                                                           140,462                97,905
      Treasury stock at cost; 3,636,535 shares in 1998 and 1,662,812
           shares in 1997                                                                         (52,728)              (22,797)
------------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                             229,981               220,782
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $ 852,898               804,289
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Apple South, Inc.
Consolidated Statements of Shareholders' Equity
(Unaudited)

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Additional                                   Total
                                                         Common Stock           Paid-in      Retained      Treasury    Shareholders'
                                                    Shares          Amount      Capital      Earnings        Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1997                        40,479           $405      $145,269       $97,905      ($22,797)     $220,782
Net earnings                                             -              -             -        37,078             -        37,078
Purchase of common stock                                 -              -             -             -          (113)         (113)
Common stock issued to ESOP and ESPP                     -              -            36             -           206           242
Exercise of options                                      -              -            (2)            -            12            10
Foreign currency translation adjustment                  -              -             -           148             -           148
Cash dividends ($0.01 per share)                         -              -             -          (405)            -          (405)
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 29, 1998                           40,479            405       145,303       134,726       (22,692)      257,742
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                             -              -             -         6,325             -         6,325
Purchase of common stock                                 -              -             -             -       (30,318)      (30,318)
Common stock issued to ESOP and ESPP                     -              -             -             -            81            81
Exercise of options                                      -              -           (61)            -           201           140
Foreign currency translation adjustment                  -              -             -           (83)            -           (83)
Equity forward contract pending settlement               -              -        (3,400)            -             -        (3,400)
Cash dividends ($0.0125 per share)                       -              -             -          (506)            -          (506)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 28, 1998                            40,479           $405      $141,842      $140,462      ($52,728)     $229,981
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Apple South, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
                                                                                                        Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    June 28,         June 29,
                                                                                                      1998             1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                              $    43,403            17,492
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                                         12,051            16,909
               Deferred income taxes                                                                  2,469             1,800
               Gain on sale of assets                                                               (46,697)                -
               (Increase) in assets:
                    Accounts receivable                                                              (5,703)           (2,820)
                    Inventories                                                                        (995)             (994)
                    Prepaid expenses and other                                                       (4,124)           (1,011)
                Increase (decrease) in liabilities:
                     Accounts payable                                                                 5,524            (4,425)
                     Accrued liabilities                                                                (98)           (5,464)
                     Income taxes                                                                    16,043              (120)
                     Other long-term liabilities                                                        954               185
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities                             22,827            21,552
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                          (74,078)          (73,186)
      Acquisition of businesses, net of cash acquired                                                (2,325)         (106,240)
      Proceeds from sale of premises and equipment                                                  101,420             3,219
      Decrease in short-term investments                                                                 10                15
      Additions to franchise costs                                                                        -              (479)
      Additions to other assets                                                                     (20,074)           (2,233)
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash used in investing activities                                  4,953          (178,904)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from revolving credit agreements                                                   4,765            69,500
      Proceeds from issuance of preferred securities, net of issue costs                                  -           111,261
      Proceeds from issuance of long-term debt                                                            -               510
      Principal payments on long-term debt                                                                -              (468)
      Proceeds from issuance of common stock                                                              -             1,161
      Dividends declared and paid                                                                      (911)             (718)
      Purchase of treasury stock                                                                    (30,431)          (22,995)
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by financing activities                            (26,577)          158,251
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                             1,203               899
Cash and cash equivalents at the beginning of the period                                              2,503             3,923
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                              $     3,706             4,822
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                APPLE SOUTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 28, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ending January 3, 1999.


NOTE 2 - ASSET DIVESTITURES

As previously disclosed, in December 1997 the Company finalized its decision to sell its franchised Applebee's Neighborhood Grill & Bar ("Applebee's") restaurants. In the second quarter of 1998, the Company completed three transactions for the sale of 39 Applebee's restaurants. Total proceeds from these sales were $71.5 million. A portion of the proceeds were received subsequent to June 28, 1998 and are thus classified as "Proceeds due from sale of assets" in the accompanying consolidated balance sheet. Also in the second quarter, the Company completed the sale of a 75% interest in its Harrigans division (see Note 4). Total gains from these second quarter transactions were $30.0 million. These gains were more than offset by charges of $32.3 million, primarily related to expected losses on certain Applebee's sales contracts signed during the second quarter, resulting in a reported net loss of $2.3 million. As of June 28, 1998, the Company had sold 72 of its 279 Applebee's restaurants for total consideration of $166.2 million and a pre-tax gain of $78.0 million ($48.4 million gain after tax effect).

The remaining premises and equipment, franchise costs and goodwill related to the Applebee's division are included in "Assets held for sale". Depreciation and amortization on these long-lived assets were suspended in December 1997, when management finalized the decision to dispose of the division.


NOTE 3 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

At the beginning of fiscal 1998, the Company adopted AICPA Statement of Position 98-5, "Reporting the Cost of Start-Up Activities." This statement requires entities to expense the costs of start-up activities as incurred. As a result of the adoption of this change in accounting policy, from expensing preopening costs in the first full month of a restaurant's operations to expensing them as incurred, the Company recorded a cumulative effect charge from the change in accounting principle of $2.2 million ($1.5 million net of tax benefit) during the first quarter of 1998.

NOTE 4 - EQUITY INVESTMENTS

In January 1998, the Company acquired a 20% interest in Belgo Group PLC ("Belgo"), a public restaurant company based in the United Kingdom that owned and operated two Belgo restaurants in London, for $6.1 million. In June 1998, Belgo completed the acquisition of three additional restaurants (Daphne's, The Collection, and Pasha). In connection with these acquisitions, the Company invested an additional $3.4 million to maintain its 20% equity interest. The investment in Belgo is accounted for under the equity method of accounting. Accordingly, the Company's interest in Belgo's net earnings is included in "Income from investments carried at equity" in the accompanying consolidated statement of earnings. The Company's investment is included in "Other assets" in the accompanying consolidated balance sheet. The investment is translated into U.S. dollars at the period-end exchange rate, while net earnings are translated at the average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders' equity and comprehensive income (Note 9).

In April 1998, the Company sold its Harrigans division, retaining a 25% equity interest in the ongoing business. The Company received $3.0 million in cash plus a $4.0 million note and additionally retained ownership of the real estate for two Harrigans locations which are being leased to the new entity. The transaction resulted in a $0.7 million gain with an additional $4.0 million gain, related to the note, being deferred. The investment in Harrigans is accounted for using the equity method of accounting with net earnings included in "Income from investments carried at equity". The Company's 25% equity interest is included in "Other assets" in the accompanying consolidated balance sheet.


NOTE 5 - SHAREHOLDERS' EQUITY

Cash dividends declared and paid in the quarter ended June 28, 1998 totaled $506,000, or $0.0125 per share. On August 5, 1998, the Company declared a cash dividend of $0.0125 per share, payable on August 31, 1998, to shareholders of record on August 14, 1998.

In January 1998, the Company's Board of Directors approved the purchase of up to two million additional shares of Apple South common stock. As of June 28, 1998, the Company had completed this repurchase program. On June 18, 1998, the Company announced the approval by its Board of Directors of an additional repurchase program for the lesser of $125.0 million or 8.3 million shares. The Company also announced that it would consider the use of forward equity purchases or similar agreements to facilitate its repurchase program. To allow for the implementation of the additional program, the Company obtained consent from the holders of its 9.75% Senior Notes due 2006 to amend certain covenants and events of default provisions contained in the indenture dated May 1, 1996 relating to the notes. Bond holder consent was finalized on July 1, 1998 and the Company paid $4.2 million to the consenting holders.

At quarter end, the Company had not purchased any shares pursuant to the 8.3 million share approval. To facilitate the repurchase program, however, the Company initiated an equity forward purchase arrangement with a third party. Pursuant to this arrangement, the third party purchased 250,000 shares of Apple South common stock prior to June 28, 1998 at an average price of $13.60 (or a total acquisition cost of $3.4 million). Under the terms of the arrangement, the Company has the option to (i) acquire the shares at the third party's average acquisition cost or (ii) instruct the third party to sell the stock and settle in cash any appreciation or depreciation in the market value of the stock. The acquisition price paid by the third party of $3.4 million has been reflected as "Equity forward contract pending settlement" in the consolidated balance sheet.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

For the six-month periods ended June 28, 1998 and June 29, 1997, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                             1998          1997
--------------------------------------------------------------------------------
Interest paid                                             $ 14,580        9,976
--------------------------------------------------------------------------------
Distributions paid on preferred securities                $  4,025        1,807
--------------------------------------------------------------------------------
Income taxes paid                                         $  6,660        7,310
--------------------------------------------------------------------------------
Business acquisitions, net of cash acquired:
   Fair value of assets acquired, other than cash         $  1,314       47,166
   Liabilities assumed                                           -      (22,379)
   Merger consideration payable                                  -       (1,891)
   Stock issued                                                  -      (16,335)
   Purchase price in excess of the net assets acquired       1,011       99,679
--------------------------------------------------------------------------------
      Net cash used for acquisitions                      $  2,325      106,240
================================================================================

The 1998 business acquisition reflects the buy-out of a joint venture partner in the Hops division. As discussed in Note 2, in 1998 the Company sold 72 Applebee's restaurants (a portion of the related proceeds were not received as of June 28, 1998 and, as such, these transaction had no effect on consolidated cash flows for the six months ended June 28, 1998). The accompanying consolidated balance sheet reflects changes in asset and liability accounts related to the divestiture of these restaurants as follows: decrease in assets held for sale of $76.2 million, decreases in assets not classified as held for sale of $6.2 million and increases in accrued liabilities of $5.7 million.


NOTE 7 - INCOME TAXES

The effective tax rate for the first six months of 1998 was 36.6% reflecting the blend of taxes on operations estimated at 34.0% and taxes on the gain on sale of assets estimated at 38.0%. The Company's effective tax rate on operations for fiscal 1998 is expected to be 34.0% compared to the prior year effective rate of 32.4%.


NOTE 8 - CONTINGENCIES

During 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. During 1998, one of these suits was dismissed. Although the ultimate outcome of the remaining lawsuit cannot be determined at this time, the Company believes that the allegations therein are without merit and intends to vigorously defend itself.

NOTE 9 - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130, which is effective for the Company's fiscal 1998, establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income for the six months ended June 28, 1998 of $43.5 million included net earnings as reported in the accompanying consolidated statement of earnings plus the $0.1 million after-tax effect of foreign currency translation adjustments. Comprehensive income for the six months ended June 29, 1997 was equal to net earnings as reported.

Item 2.
                                APPLE SOUTH, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            For the Second Quarter and Six Months ended June 28, 1998



Consolidated Overview

Consolidated restaurant sales for the second quarter and six months ended June 28, 1998 increased 18% and 29%, respectively, over the comparable periods of 1997. Sales increases of 58% and 83%, for the same respective periods in the Company's core brands, which include Don Pablo's, Hops, McCormick & Schmick's and Canyon Cafes, were offset by declining revenues associated with the Company's divestitures of its Applebee's and Harrigans divisions. Sales attributable to the brands acquired in 1997 as well as subsequent unit growth and increases in average unit volumes in these brands and unit growth in Don Pablo's generated gains in core brand sales.

Net earnings for the second quarter were $6.3 million compared to $10.2 million for the second quarter of 1997. Earnings for the second quarter included a $2.3 million net loss on the disposal of assets held for sale which was composed of a $30.0 million gain on the sale of 39 Applebee's restaurants and a 75% interest in the Harrigans division and a $32.3 million charge related primarily to losses anticipated on certain Applebee's sales transactions which are expected to close during the third quarter.

In January 1998, the Company acquired a 20% interest in Belgo Group PLC ("Belgo"), a public restaurant company based in the United Kingdom, for $6.1 million. In June 1998, Belgo completed the acquisition of three additional restaurants (Daphne's, The Collection, and Pasha). In connection with these acquisitions, the Company invested an additional $3.4 million to maintain its 20% equity interest. Also in the second quarter, the Company completed the sale of its Harrigans division, retaining a 25% equity interest in the ongoing business. The Company's pro rata share of net earnings of Belgo and Harrigans is included in "Income from investments carried at equity" in the accompanying consolidated statement of earnings.

The effective tax rate for the first six months of 1998 was 36.6% reflecting the blend of taxes on operations estimated at 34.0% and taxes on the gain on sale of assets estimated at 38.0%. The Company's effective tax rate on operations for fiscal 1998 is expected to be 34.0% compared to the prior year effective rate of 32.4%.

Core Brands

The following table presents operating income for ongoing core brands. The table presents the quarter and six-month periods ended June 28, 1998 compared to the pro forma results for the quarter and six-month periods ended June 29, 1997 (assuming the 1997 acquisitions of Hops, McCormick & Schmick's and Canyon Cafes occurred as of the beginning of 1997).

Core Brands:
--------------------------------------------------------------------------------------------------------------------------
                                                                   Quarter Ended                   Six Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                                                Actual        Pro forma           Actual       Pro forma
                                                               June 28,        June 29,          June 28,       June 29,
                                                                1998            1997              1998           1997
--------------------------------------------------------------------------------------------------------------------------
   Restaurant sales:
      Don Pablo's                                            $  66,416          48,456           125,679         88,858
      Hops                                                      25,560          13,494            48,887         26,063
      McCormick & Schmick's                                     25,361          19,708            46,703         38,177
      Canyon Cafes                                              11,882           8,488            23,863         15,480
--------------------------------------------------------------------------------------------------------------------------
         Total restaurant sales                                129,219          90,146           245,132        168,578
--------------------------------------------------------------------------------------------------------------------------
  Restaurant operating expenses:
      Food and beverage                                         35,990          24,901            68,568         46,981
      Payroll and benefits                                      38,872          26,925            73,968         50,735
      Depreciation and amortization                              4,184           3,313             8,388          6,159
      Other operating expenses                                  29,764          20,424            56,395         38,467
--------------------------------------------------------------------------------------------------------------------------
         Total restaurant operating expenses                   108,810          75,563           207,319        142,342
--------------------------------------------------------------------------------------------------------------------------
   Income from restaurant operations                            20,409          14,583            37,813         26,236

   General and administrative expenses                           8,903           7,086            17,864         13,236
==========================================================================================================================
   Operating income                                           $ 11,506           7,497            19,949         13,000
==========================================================================================================================

Total core brand restaurant sales for the second quarter and six-month period ending June 28, 1998 increased by 43% and 45%, respectively, over the pro forma results of the comparable prior year periods while operating income increased by 53% for both the second quarter and year-to-date periods. The sales increase was a result of a year-to-date increase in operating weeks of 47% in addition to year-to-date increases in average weekly sales of 7% in both Hops and McCormick & Schmick's and 4% in Canyon Cafes. Average weekly sales in Don Pablo's were 4% negative. The gains in Hops, McCormick & Schmick's and Canyon Cafes were predominately driven by customer counts associated with an increasing awareness of these emerging brands and the positive result of new openings. An increase in average weekly sales of 2% in Don Pablo's base restaurants (those open for a full 12 months at the beginning of 1998), also associated with customer count increases, was mitigated by lower average weekly sales in restaurants opened in 1997 and 1998. Seven weaker 1997 sites and management's decision to open 1998 restaurants for dinner only, combined to reduce overall average weekly sales for all units. The strategic decision of dinner only openings (typically for the first one to two weeks of operations, although extending for several additional weeks in some units) has resulted in the desired effect of increasing both customer and employee retention as new units establish themselves.

Restaurant operating expenses for the second quarter of 1998 were 84.2% of sales compared to 83.8% for the comparable prior year period. The increase is primarily attributable to an increase in the number of openings in the second quarter of 1998 as compared to 1997, coupled with the Company's policy of expensing preopening costs as incurred which was adopted at the beginning of 1998. General and administrative expenses, which include divisional and all corporate overhead, decreased from 7.9% of sales to 6.9% primarily as a result of leverage gained from absolute increases in size.

Asset Divestitures

As previously disclosed, in December 1997 the Company finalized its decision to sell its franchised Applebee's Neighborhood Grill & Bar ("Applebee's") restaurants. In the second quarter of 1998, the Company completed three transactions for the sale of 39 Applebee's restaurants. Total proceeds from these sales were $71.5 million. A portion of the proceeds were received subsequent to June 28, 1998 and are thus classified as "Proceeds due from sale of assets" in the accompanying consolidated balance sheet. Also in the second quarter, the Company completed the sale of a 75% interest in its Harrigans division (see Note 4). Total gains from these second quarter transactions were $30.0 million. These gains were more than offset by charges of $32.3 million, primarily related to expected losses on certain Applebee's sales contracts signed during the second quarter, resulting in a reported net loss of $2.3 million. As of June 28, 1998, the Company had sold 72 of its 279 Applebee's restaurants for total consideration of $166.2 million and a pre-tax gain of $78.0 million ($48.4 million gain after tax effect).

The Company continues to expect net proceeds from the divestiture of its Applebee's division, after selling expenses and income taxes, to approximate $400 million. Subsequent to June 28, 1998, the Company completed the sale of 51 additional Applebee's restaurants for $86.7 million. As of August 11, 1998, the Company has 8 definitive purchase contracts for 118 restaurants, and written offers for the remaining 38 Applebee's locations.

Liquidity and Capital Resources

The principal uses of funds during the first six months of 1998 were capital expenditures of $74.1 million, treasury stock purchases of $30.4 million pursuant to a 2 million share repurchase program announced in January 1998 and the $9.5 million investment in Belgo. Capital expenditures, which include purchases of land for new restaurants, new restaurant construction, and purchases of new and replacement furniture and equipment, are expected to approximate $55 million to $60 million for the remainder of fiscal 1998 and $195 million to $210 million for fiscal 1999.

Capital requirements are expected to be funded with cash proceeds from the divestiture of the Applebee's division, cash generated from operations and remaining commitments of $14.9 million under a $30.0 million master equipment lease. Additionally, at June 28, 1998 the Company had unsecured revolving bank credit agreements aggregating $273.5 million of which $13.5 million was unused and available. The $273.5 million aggregate amount includes $110.0 million in revolving credit facilities executed in the second quarter to provide borrowing capacity until additional proceeds from the Applebee's divestiture are received. The Company anticipates reducing its revolving credit facilities as additional sales proceeds are received and expects to complete a new $150.0 million revolving credit facility by year end which will be used to fund future capital requirements.

In the second quarter, Applebee's sales proceeds of $68.5 million were used to reduce the obligation under a fully utilized $200.0 million credit facility. Under the terms of the $200.0 million agreement, credit availability declines commensurate with reductions in the outstanding obligation. The Company anticipates that the remaining proceeds from the Applebee's divestiture will continue to be used to reduce obligations related to revolving credit facilities (under which $260.0 million was outstanding at June 28, 1998). Any remaining proceeds from the divestiture will be used to fund new restaurant development.

On June 18, 1998, the Company announced the approval by its Board of Directors of an additional repurchase program for the lesser of $125.0 million or 8.3 million shares. The Company also announced that it would consider the use of forward equity purchases or similar agreements to facilitate its repurchase program. To allow for the implementation of the additional program, the Company obtained consent from the holders of its 9.75% Senior Notes due 2006 to amend certain covenants and events of default provisions contained in the indenture dated May 1, 1996, relating to the notes. Bond holder consent was finalized on July 1, 1998 and the Company paid $4.2 million to the consenting holders. The $4.2 million amount will be included in deferred loan costs in the consolidated balance sheet and amortized over the remaining term of the indenture.

At quarter end, the Company had not purchased any shares pursuant to the 8.3 million share approval. To facilitate the repurchase program, however, the Company initiated an equity forward purchase arrangement with a third party. Pursuant to this arrangement, the third party purchased 250,000 shares of Apple South common stock prior to June 28, 1998 at an average price of $13.60 (or a total acquisition cost of $3.4 million). Under the terms of the arrangement, the Company has the option to (i) acquire the shares at the third party's average acquisition cost or (ii) instruct the third party to sell the stock and settle in cash any appreciation or depreciation in the market value of the stock. The acquisition price paid by the third party of $3.4 million has been reflected as "Equity forward contract pending settlement" in the consolidated balance sheet. Subsequent to June 28, 1998, the Company initiated two additional equity forward purchase arrangements and through August 11, 1998, third parties had purchased a total of 4.1 million shares pursuant to these arrangements.

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

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130, which is effective for the Company's fiscal 1998, establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income for the six months ended June 28, 1998 of $43.5 million included net earnings as reported in the accompanying consolidated statement of earnings plus the $0.1 million after-tax effect of foreign currency translation adjustments. Comprehensive income for the six months ended June 29, 1997 was equal to net earnings as reported.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 28, 1998, at which the following proposals were voted upon by shareholders: (1) the election of seven members of the Board of Directors, (2) a proposal to approve the Company's 1995 Stock Incentive Plan, as amended, (3) to consider and act upon a proposal to approve the Company's Outside Director Deferred Stock Unit Plan, and (4) ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors.

Each of the seven members of the Company's Board of Directors was elected to serve a term of one year and until his or her successor is elected, and has qualified by the following votes:

                                                   Affirmative        Negative
                                                  ------------------------------
     Tom E. DuPree, Jr.                             34,293,011          62,395
     S. Kirk Kinsell                                34,289,708          65,698
     Erich J. Booth                                 34,297,593          57,813
     Thomas R. Williams, Sr.                        34,300,214          55,192
     James W. Rowe                                  34,293,797          61,609
     Ruth G. Shaw, Ph.D.                            34,290,433          64,973
     John L. Moorhead                               34,290,094          65,312

  The remaining proposals voted on at the April 28, 1998 Annual Meeting of Shareholders were approved as follows:

                                           Affirmative    Negative   Abstaining
                                          --------------------------------------
1995 Stock Incentive Plan                   21,920,666    12,375,967      58,773
Outside Director Deferred Stock Unit Plan   32,735,643     1,553,339      66,424
Appointment of KPMG Peat Marwick LLP        34,298,615        31,185      25,606


Item 5. Other Information

For the 1999 annual meeting of shareholders, the Company must be notified not later than February 3, 1999 of any shareholder proposal that was not submitted earlier for inclusion in the proxy materials, but is intended to be presented for action at the meeting, or else proxies solicited by the Company for that meeting may be voted on such proposal at the discretion of the person or persons holding those proxies.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     2.1 Asset purchase agreement dated April 23, 1998, by and among Apple South, Inc. and Whit-Mart, Inc.

     2.2 Asset purchase agreement dated May 1, 1998, by and among Apple South, Inc. and T.S.S.O., Inc., and Lois Sedowicz.

     2.3 Asset purchase agreement dated May 4, 1998, by and among Apple South, Inc. and Florida Apple North, LLC., Florida Apple South, LLC., Florida Apple West, LLC, and Wigel Partnership.

     2.4 Asset purchase agreement dated June 19, 1998, by and among Apple South, Inc. and U.S. Restaurant Properties Operating LP.

     2.5 Asset purchase agreement dated June 19, 1998, by and among Apple South, Inc. and Darrel L. Rolph.

     4.1 Solicitation of Consents to Proposed Amendments to 9 3/4% Senior Notes due 2006 of Apple South, Inc.

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

                                                       Apple South, Inc.
                                                         (Registrant)


Date: August 11, 1998                       By:        /s/ Erich J. Booth
                                                       -------------------------
                                                       Erich J. Booth
                                                       Chief Financial Officer
                                                       and Treasurer

                                                       /s/ Philip L. Ammons
                                                       -------------------------
                                                       Philip L. Ammons
                                                       Chief Accounting Officer

                                 EXHIBIT INDEX


     2.1 Asset purchase agreement dated April 23, 1998, by and among Apple South, Inc. and Whit-Mart, Inc.

     2.2 Asset purchase agreement dated May 1, 1998, by and among Apple South, Inc. and T.S.S.O., Inc., and Lois Sedowicz.

     2.3 Asset purchase agreement dated May 4, 1998, by and among Apple South, Inc. and Florida Apple North, LLC., Florida Apple South, LLC., Florida Apple West, LLC, and Wigel Partnership.

     2.4 Asset purchase agreement dated June 19, 1998, by and among Apple South, Inc. and U.S. Restaurant Properties Operating LP.

     2.5 Asset purchase agreement dated June 19, 1998, by and among Apple South, Inc. and Darrel L. Rolph.

     4.1 Solicitation of Consents to Proposed Amendments to 9 3/4% Senior Notes due 2006 of Apple South, Inc.

     11.1 Computation of earnings per common share

     27.1 Financial Data Schedule (EDGAR version only)

     99.1 Safe Harbor  Under the  Private  Securities  Litigation  Reform Act of
1995*


*Incorporated by reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, as amended by a Form 10-Q/A filed on August 27, 1997