Form 10-Q
period 1998-09-27
AVADO BRANDS INC
filed 1998-10-30
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 27, 1998

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission File Number: 0-19542


                               AVADO BRANDS, INC.
             (Exact name of registrant as specified in its charter)


      Georgia                                                   59-2778983
----------------------                                   -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 Hancock at Washington, Madison, GA                               30650
----------------------------------------                 -----------------------
(Address of principal executive offices)                        (Zip Code)


                                  706-342-4552
                            ------------------------
             (Registrant's telephone number, including area code)

                                Apple South, Inc.
                            -------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               X Yes        No

As of October 29, 1998, there were 34,199,586 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 27, 1998


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

                  Consolidated Statements of Shareholders' Equity..............5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements...................7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............11

        Item 3 -  Quantitative and Qualitative Disclosures About
                  Market Risk.................................................16

Part II - Other Information

        Item 5 -  Other Information...........................................17

        Item 6 -  Exhibits and Reports on Form 8-K............................17

Signature         ............................................................18

Avado Brands, Inc.
Consolidated Statements of Earnings
(Unaudited)

(In thousands, except per share data)
                                                                                 Quarter Ended                 Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Sept. 27,     Sept. 28,        Sept. 27,     Sept. 28,
                                                                               1998          1997             1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Applebee's                                                              $   69,225       114,122          305,612       341,796
    Don Pablo's                                                                 70,306        54,542          195,985       143,400
    Hops                                                                        26,891        14,170           75,778        32,393
    McCormick & Schmick's                                                       26,939        20,265           73,642        47,297
    Canyon Cafes                                                                11,081         8,082           34,944         8,082
    Other                                                                            -         4,558                -        17,113
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                               204,442       215,739          685,961       590,081
------------------------------------------------------------------------------------------------------------------------------------

Restaurant operating expenses:
    Food and beverage                                                           57,242        59,457          191,939       163,710
    Payroll and benefits                                                        67,235        65,735          223,210       178,613
    Depreciation and amortization                                                4,009         8,275           12,397        22,905
    Other operating expenses                                                    48,487        49,602          160,844       133,759
------------------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                                  176,973       183,069          588,390       498,987
------------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses                                             10,983        10,380           36,179        28,773
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                16,486        22,290           61,392        62,321
------------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense, net                                                       (5,925)       (4,534)         (20,278)      (13,113)
    Distributions on preferred securities                                       (2,013)       (2,012)          (6,038)       (4,400)
    Gain on disposal of assets held for sale                                    31,661             -           78,358             -
    Income from investments carried at equity                                       21             -              808             -
    Other, primarily goodwill amortization                                      (1,267)       (1,379)          (4,490)       (3,176)
------------------------------------------------------------------------------------------------------------------------------------

          Total other income (expense)                                          22,477        (7,925)          48,360       (20,689)
------------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes and cumulative
   effect of change in accounting principle                                     38,963        14,365          109,752        41,632

Income taxes                                                                    14,525         3,705           40,450        13,480
------------------------------------------------------------------------------------------------------------------------------------

Earnings before cumulative effect of
   change in accounting principle                                               24,438        10,660           69,302        28,152
------------------------------------------------------------------------------------------------------------------------------------

Cumulative effect of change in accounting
   principle, net of tax benefit                                                     -             -            1,461             -
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                $   24,438        10,660           67,841        28,152
====================================================================================================================================

Basic earnings per common share:
      Basic earnings before cumulative effect of
            change in accounting principle                                  $     0.67          0.28             1.84          0.73
      Cumulative effect of change in accounting principle                            -             -            (0.04)            -
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                             $     0.67          0.28             1.80          0.73
====================================================================================================================================

Diluted earnings per common share:
      Diluted earnings before cumulative effect of
            change in accounting principle                                  $     0.58          0.26             1.61          0.70
      Cumulative effect of change in accounting principle                            -             -            (0.03)            -
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                           $     0.58          0.26             1.58          0.70
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Sept. 27,               Dec. 28,
                                                                                                    1998                   1997
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                                 $    1,399                  2,503
      Short-term investments                                                                            27                     37
      Accounts receivable                                                                           12,524                  8,983
      Notes receivable                                                                              10,063                      -
      Inventories                                                                                    8,364                 10,732
      Prepaid expenses and other                                                                    11,314                  9,047
      Assets held for sale                                                                         104,896                331,104
------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                    148,587                362,406

Premises and equipment, net                                                                        346,357                283,839
Goodwill, net                                                                                      138,230                138,403
Other assets                                                                                        49,089                 19,641
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $  682,263                804,289
====================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                                          $   17,453                 24,819
      Accrued liabilities                                                                           49,997                 40,266
      Current installments of long-term debt                                                            19                    206
      Income taxes                                                                                  21,125                      -
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                88,594                 65,291

Long-term debt                                                                                     203,964                381,843
Deferred income taxes                                                                               16,700                 14,231
Other long-term liabilities                                                                          6,885                  7,142
------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                       316,143                468,507
------------------------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                           115,000                115,000
Equity forward contracts pending settlement                                                        107,496                      -

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                                    -                      -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,478,760 issued in 1998 and 1997                                                           405                    405
      Additional paid-in capital                                                                    37,744                145,269
      Retained earnings                                                                            164,690                 97,905
      Treasury stock at cost; 4,170,328 shares in 1998 and 1,662,812
           shares in 1997                                                                          (59,215)               (22,797)
------------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                              143,624                220,782
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $  682,263                804,289
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity
(Unaudited)

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Additional                                   Total
                                                       Common Stock             Paid-in      Retained      Treasury    Shareholders'
                                                  Shares          Amount        Capital      Earnings        Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1997                      40,479            $405      $145,269        $97,905      ($22,797)     $220,782
Net earnings                                           -               -             -         37,078             -        37,078
Purchase of common stock                               -               -             -              -          (113)         (113)
Common stock issued to ESOP and ESPP                   -               -            36              -           206           242
Exercise of options                                    -               -            (2)             -            12            10
Foreign currency translation adjustment                -               -             -            148             -           148
Cash dividends ($0.01 per share)                       -               -             -           (405)            -          (405)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 29, 1998                         40,479              405      145,303        134,726       (22,692)      257,742
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                           -               -             -          6,325             -         6,325
Purchase of common stock                               -               -             -              -       (30,318)      (30,318)
Common stock issued to ESOP and ESPP                   -               -             -              -            81            81
Exercise of options                                    -               -           (61)             -           201           140
Foreign currency translation adjustment                -               -             -            (83)            -           (83)
Equity forward contract pending settlement             -               -        (3,400)             -             -        (3,400)
Cash dividends ($0.0125 per share)                     -               -             -           (506)            -          (506)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 28, 1998                          40,479             405       141,842        140,462       (52,728)      229,981
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                           -               -             -         24,438             -        24,438
Purchase of common stock                               -               -             -              -        (6,570)       (6,570)
Common stock issued to ESOP and ESPP                   -               -             -              -            83            83
Exercise of options                                    -               -            (2)             -             -            (2)
Foreign currency translation adjustment                -               -             -            178             -           178
Equity forward contract pending settlement             -               -      (104,096)             -             -      (104,096)
Cash dividends ($0.0125 per share)                     -               -             -           (388)            -          (388)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 27, 1998                     40,479             $405      $37,744       $164,690      ($59,215)     $143,624
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
                                                                                                         Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Sept. 27,              Sept. 28,
                                                                                                    1998                   1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                              $   67,841                 28,152
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                                        17,506                 27,573
               Deferred income taxes                                                                 2,469                  4,630
               Gain on sale of assets                                                              (78,358)                     -
               (Increase) in assets:
                    Accounts receivable                                                             (3,543)                   744
                    Inventories                                                                     (1,305)                (1,345)
                    Prepaid expenses and other                                                      (6,327)                (2,146)
                Increase (decrease) in liabilities:
                    Accounts payable                                                                (7,366)                (6,687)
                    Accrued liabilities                                                              5,227                 (7,922)
                    Income taxes                                                                    21,125                     35
                    Other long-term liabilities                                                      1,057                    377
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities                            18,326                 43,411
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                        (112,224)              (120,213)
      Acquisition of businesses, net of cash acquired                                               (2,325)              (146,444)
      Proceeds from sale of premises and equipment                                                 338,365                  4,178
      Decrease in short-term investments                                                                10                     15
      Additions to franchise costs                                                                       -                   (704)
      Additions to other assets                                                                    (28,235)                (5,780)
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) investing activities                 195,591               (268,948)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from (repayment of) revolving credit agreements                                (176,721)               134,500
      Proceeds from issuance of preferred securities, net of issue costs                                 -                111,261
      Proceeds from issuance of long-term debt                                                           -                    823
      Principal payments on long-term debt                                                               -                   (569)
      Proceeds from issuance of common stock                                                             -                  1,518
      Dividends declared and paid                                                                   (1,299)                (1,123)
      Purchase of treasury stock                                                                   (37,001)               (22,995)
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) financing activities                (215,021)               223,415
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                           (1,104)                (2,122)
Cash and cash equivalents at the beginning of the period                                             2,503                  3,923
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                              $    1,399                  1,801
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 27, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ending January 3, 1999.

The Company's fiscal year is a 52 or 53-week year ending on the Sunday closest to December 31. Accordingly, the 1998 fiscal year will be composed of 53 weeks and the Company's fourth quarter will include 14 weeks of operations.

NOTE 2 - ASSET DIVESTITURES

As previously disclosed, in December 1997 the Company finalized its decision to sell its franchised Applebee's Neighborhood Grill & Bar ("Applebee's") restaurants. In the third quarter of 1998, the Company completed seven transactions for the sale of 118 Applebee's restaurants. Total cash proceeds from these sales were $199.7 million plus $6.7 million in notes. As of September 28, 1998, the Company had sold 191 of its 279 Applebee's restaurants for total cash consideration of $361.1 million plus $12.8 million in notes. The notes, net of a $2.7 million reserve, are included in notes receivable in the accompanying consolidated balance sheet.

The unsold premises and equipment, franchise costs and goodwill related to the Applebee's division are included in "Assets held for sale". Depreciation and amortization on these long-lived assets were suspended in December 1997, when management finalized the decision to dispose of the division.

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

NOTE 4 - EQUITY INVESTMENTS

In January 1998, the Company acquired a 20% interest in Belgo Group, PLC ("Belgo"), a public restaurant company based in the United Kingdom that owned and operated two Belgo restaurants in London, for $6.1 million. In June and September of 1998, Belgo completed two separate transactions for the acquisition of five additional restaurants. In connection with these acquisitions, the Company invested an additional $3.4 million in the second quarter and an additional $4.7 million in the third quarter to maintain its 20% equity interest. The investment in Belgo is accounted for under the equity method of accounting. Accordingly, the Company's interest in Belgo's net earnings is included in "Income from investments carried at equity" in the accompanying consolidated statement of earnings. The Company's investment is included in "Other assets" in the accompanying consolidated balance sheet. The investment is translated into U.S. dollars at the period-end exchange rate, while net earnings are translated at the average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders' equity and comprehensive income (Note 9).

Also during 1998, the Company and Belgo entered into two 50/50 joint ventures: one to develop an Avado Brands proprietary concept in Europe and the other to develop Belgo restaurants in the Western Hemisphere. During the third quarter, the Company incurred start up expenses of $60,000 related to the ventures. These costs are included in "Income from investments carried at equity" in the accompanying consolidated statement of earnings.

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

NOTE 5 - SHAREHOLDERS' EQUITY

Cash dividends declared and paid in the quarter ended September 27, 1998 totaled $0.0125 per share. On October 22, 1998, the Company declared a cash dividend of $0.0125 per share, payable on November 30, 1998, to shareholders of record on November 13, 1998.

In January 1998, the Company's Board of Directors approved the purchase of up to two million additional shares of the Company's common stock. During the second quarter of 1998, the Company completed this repurchase program. On June 18, 1998, the Company announced the approval by its Board of Directors of an additional repurchase program for the lesser of $125.0 million or 8.3 million shares. During the third quarter, the Company completed this repurchase program through a combination of direct purchases and equity forward contracts. To allow for the execution of the additional program, the Company obtained consent from the holders of its 9.75% Senior Notes due 2006 to amend certain covenants and events of default provisions contained in the Indenture dated May 1, 1996 relating to the notes (the "Indenture"). Bondholder consent was finalized on July 1, 1998 and the Company paid $4.2 million to the consenting holders. The $4.2 million amount is included in deferred loan costs and is being amortized over the remaining term of the Indenture.

At September 27, 1998, pursuant to various equity forward contracts with the Company, third parties had purchased a total of 8.0 million shares of the Company's common stock at an average price of $13.45 (or a total acquisition cost of $107.5 million). Upon expiration of the agreements, the Company has the option to (i) acquire the shares at the third parties' average acquisition cost or (ii) instruct the third parties to sell the stock in the market and settle in cash any appreciation or depreciation in the market value of the stock from the date of purchase through the sale date. The Company may also pursue extending the contracts dependent on mutual agreement between the Company and the third parties. The acquisition price paid by third parties is reflected as "Equity forward contracts pending settlement" in the accompanying consolidated balance sheet. In addition, on October 12, 1998 the Company announced the approval by its Board of Directors of an additional 2.5 million share repurchase program.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

For the nine-month periods ended September 27, 1998 and September 28 1997, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                                1998       1997
--------------------------------------------------------------------------------
Interest paid                                                $ 17,612    13,216
--------------------------------------------------------------------------------
Distributions paid on preferred securities                   $  6,038     3,912
--------------------------------------------------------------------------------
Income taxes paid                                            $ 16,103     8,074
--------------------------------------------------------------------------------
Business acquisitions, net of cash acquired:
   Fair value of assets acquired, other than cash            $ 1,314     63,261
   Liabilities assumed                                             -    (34,704)
   Merger consideration payable                                    -     (1,890)
   Stock issued                                                    -    (21,492)
   Purchase price in excess of the net assets acquired         1,011    141,269
--------------------------------------------------------------------------------
      Net cash used for acquisitions                         $ 2,325    146,444
================================================================================

The 1998 business acquisition reflects the buy-out of a joint venture partner in the Hops division. As discussed in Note 2, during 1998 the Company sold 191 Applebee's restaurants. The accompanying consolidated balance sheet reflects changes in asset and liability accounts related to the divestiture of these restaurants as follows: decrease in assets held for sale of $261.1 million, decreases in assets not classified as held for sale of $5.4 million and increases in accrued liabilities of $2.3 million.

NOTE 7 - INCOME TAXES

The effective tax rate for the first nine months of 1998 was 36.9% reflecting the blend of taxes on operations estimated at 34.0% and taxes on the gain on sale of assets estimated at 38.0%. The Company's effective tax rate on operations for fiscal 1998 is expected to be 34.0% compared to the prior year effective rate of 32.4%.

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

NOTE 9 - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130, which is effective for the Company's fiscal 1998, establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income for the nine months ended September 27, 1998 of $24.7 million included net earnings as reported in the accompanying consolidated statement of earnings plus the $0.2 million after-tax effect of foreign currency translation adjustments. Comprehensive income for the nine months ended September 28, 1997 was equal to net earnings as reported.

Item 2.
                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Third Quarter and Nine Months ended September 27, 1998



Consolidated Overview

Consolidated restaurant sales for the third quarter and nine months ended September 27, 1998 decreased 5% and increased 16%, respectively, over the comparable periods of 1997 reflecting declining revenues associated with the Company's divestitures of its Applebee's and Harrigans divisions. In the Company's core brands, which include Don Pablo's, Hops, McCormick & Schmick's and Canyon Cafes, sales increased by 39% and 65% for the same respective periods. Unit growth in Don Pablo's, sales attributable to the brands acquired in 1997 and subsequent unit growth and increases in average unit volumes in the newer brands contributed to increased core brand sales. Net earnings for the third quarter were $24.4 million compared to $10.7 million for the third quarter of 1997. Earnings for the third quarter included a $31.7 million pre-tax gain on the disposal of assets held for sale related primarily to the sale of 118 Applebee's restaurants completed during the third quarter.

During 1998, the Company has invested $14.2 million to acquire and maintain a 20% interest in Belgo Group, PLC ("Belgo"), a public restaurant company based in the United Kingdom that owns and operates seven restaurants in London. During the second quarter, the Company completed the sale of its Harrigans division, retaining a 25% equity interest in the ongoing business. The Company's pro rata share of net earnings of Belgo and Harrigans is included in "Income from investments carried at equity" in the accompanying consolidated statement of earnings.

The effective tax rate for the first nine months of 1998 was 36.9% reflecting the blend of taxes on operations estimated at 34.0% and taxes on the gain on sale of assets estimated at 38.0%. The Company's effective tax rate on operations for fiscal 1998 is expected to be 34.0% compared to the prior year effective rate of 32.4%.

Core Brands

The following tables present operating income and number of restaurants for ongoing core brands. The operating income table presents the quarter and nine-month period ended September 27, 1998 compared to the pro forma results for the quarter and nine-month period ended September 28, 1997 (assuming the 1997 acquisitions of Hops, McCormick & Schmick's and Canyon Cafes occurred as of the beginning of 1997).

Core Brands - Operating Income:
--------------------------------------------------------------------------------
                                              Quarter Ended   Nine Months Ended
--------------------------------------------------------------------------------
                                            Actual   Actual    Actual  Pro forma
                                            Sept.27, Sept.28, Sept.27,  Sept.28,
                                             1998     1997     1998       1997
--------------------------------------------------------------------------------
Restaurant sales:
   Don Pablo's                             $ 70,306   54,542   195,985   143,400
   Hops                                      26,891   14,170    75,778    40,233
   McCormick & Schmick's                     26,939   20,265    73,642    58,442
   Canyon Cafes                              11,081    8,082    34,944    23,562
--------------------------------------------------------------------------------
      Total restaurant sales                135,217   97,059   380,349   265,637
--------------------------------------------------------------------------------
Restaurant operating expenses:
      Food and beverage                      38,033   26,840   106,601    73,821
      Payroll and benefits                   40,733   28,890   114,701    79,625
      Depreciation and amortization           4,009    3,301    12,397     9,460
      Other operating expenses               32,031   22,071    88,426    60,538
--------------------------------------------------------------------------------
      Total restaurant operating expenses   114,806   81,102   322,125   223,444
--------------------------------------------------------------------------------
Income from restaurant operations            20,411   15,957    58,224    42,193

General and administrative expenses           8,387    6,805    26,251    20,041
================================================================================
Operating income                           $ 12,024    9,152    31,973    22,152
================================================================================


Core Brands - Number of Restaurants:
--------------------------------------------------------------------------------
                                                   Sept. 27,          Sept. 28,
                                                     1998                1997
--------------------------------------------------------------------------------
Don Pablo's                                           120                 87
Hops                                                   44                 24
McCormick & Schmick's                                  20                 16
Canyon Cafes                                           18                 15
--------------------------------------------------------------------------------
         Total                                        202                142
================================================================================

Total core brand restaurant sales for the third quarter and nine-month period ended September 27, 1998 increased by 39% and 43%, respectively, over the pro forma results of the comparable prior year periods. These increases were primarily driven by new restaurant openings and year-to-date gains in average unit volumes in base restaurants (those open for a full 12 months at the beginning of 1998) at Hops of 6%, Canyon Cafes of 4%, McCormick & Schmick's of 2% and Don Pablo's of 1%. The gains in average unit volumes were predominately driven by customer counts associated with an increasing awareness of these emerging brands.

Average unit volumes at new restaurants at McCormick & Schmick's raised overall average unit volume gains over prior year at all units to 8% reflecting increasing customer acceptance in new markets. At Don Pablo's, lower sales in new units reduced overall average unit volume comparisons to prior year to negative 5%. Seven weaker 1997 sites at Don Pablo's and management's decision to open 1998 restaurants for dinner only, combined to reduce overall average weekly sales for all units.

Restaurant operating expenses for the third quarter of 1998 were 84.9% of sales compared to 83.6% for the comparable prior year period. The increase is primarily attributable to (i) an increase in other operating expenses related primarily to the costs associated with an increase in the number of openings in the third quarter of 1998 as compared to 1997, (ii) an increase in food and beverage costs primarily related to an increase in Hops sales as a percentage of total core brand sales compared to prior year (Hops experiences higher food costs due to a larger percentage of beef sales as compared to the other core brands) and (iii) an increase in payroll and benefit cost related primarily to an increase in the number of new unit openings (new units typically experience higher labor costs during the first several months of operations). General and administrative expenses for the quarter, which include divisional and all corporate overhead, decreased from 7.0% of sales to 6.2% primarily as a result of leverage gained from absolute increases in size in addition to a reduction in performance related Corporate bonus accruals.

Asset Divestitures

As previously disclosed, in December 1997 the Company finalized its decision to sell its franchised Applebee's Neighborhood Grill & Bar ("Applebee's") restaurants. In the third quarter of 1998, the Company completed seven transactions for the sale of 118 Applebee's restaurants. Total cash proceeds from these sales were $199.7 million plus $6.7 million in notes. As of September 28, 1998, the Company had sold 191 of its 279 Applebee's restaurants for total cash consideration of $361.1 million plus $12.8 million in notes. The notes, net of a $2.7 million reserve, are included in notes receivable in the accompanying consolidated balance sheet.

The Company continues to expect net proceeds from the divestiture of its Applebee's division, after selling expenses and income taxes, to approximate $400 million. Subsequent to September 27, 1998, the Company completed the sale of 13 additional Applebee's restaurants for $15.1 million in cash plus a $2.6 million note. As of October 30, 1998, the Company has four definitive purchase contracts for 50 restaurants, and written offers for the 25 remaining Applebee's restaurants located in the Washington D.C. area. The Company expects to complete three of the contracts during the fourth quarter of 1998 and expects sales of all remaining locations to be completed in 1999.

Liquidity and Capital Resources

Principal financing sources during the first nine months of 1998 consisted of proceeds from the sale of premises and equipment of $346.5 million and cash flow from operations of $18.3 million. The principal uses of funds during the first nine months of 1998 included repayment of revolving credit agreements of $176.7 million, capital expenditures of $112.2 million and treasury stock purchases of $37.0 million. Capital expenditures, which include purchases of land for new restaurants, new restaurant construction, and purchases of new and replacement furniture and equipment, are expected to approximate $20 million for the remainder of fiscal 1998 and $120 million for fiscal 1999.

Capital requirements are expected to be funded with cash proceeds from the divestiture of the Applebee's division, cash generated from operations and remaining commitments of $9.3 million under a $30.0 million master equipment lease. Additionally, at September 27, 1998 the Company had unsecured revolving bank credit agreements aggregating $150.0 million of which $71.5 million was unused and available. The Company anticipates reducing its revolving credit facilities as additional sales proceeds are received and expects to complete a new $150.0 million revolving credit facility by year end which, when combined with an existing $30 million facility, will be used to fund future capital requirements.

In the third quarter, the Company continued to use Applebee's sales proceeds to reduce its obligation under a $200.0 million credit facility to zero. Under the terms of the $200.0 million facility, credit availability declined commensurate with reductions in the outstanding obligation. The Company anticipates that the remaining proceeds from the Applebee's divestiture will continue to be used to reduce obligations related to its remaining revolving credit facilities (under which $78.5 million was outstanding at September 27, 1998). Any remaining proceeds from the divestiture will be used to fund new restaurant development.

By the end of the third quarter, the Company had acquired, or had the option to purchase pursuant to equity forward contracts, all of the shares authorized for repurchase under the Company's previously announced 8.3 million share repurchase program. In connection with this program, the Company obtained consent from the holders of its 9.75% Senior Notes due 2006 to amend certain covenants contained in the Indenture dated May 1, 1996, relating to the notes (the "Indenture"). Bondholder consent was finalized on July 1, 1998 and the Company paid $4.2 million to the consenting holders. The $4.2 million amount is included in deferred loan costs and is being amortized over the remaining term of the Indenture. In October, the Board of Directors approved an additional 2.5 million share repurchase program and the Company completed the direct purchase of an additional 2.5 million shares.

At September 27, 1998, third parties had purchased a total of 8.0 million shares of the Company's common stock at an average price per share of $13.45 (or a total acquisition cost of $107.5 million) pursuant to equity forward contracts. The acquisition price paid by third parties is reflected as "Equity forward contracts pending settlement" in the accompanying consolidated balance sheet. Upon expiration of the agreements, the Company has the option to (i) acquire the shares at the third parties' average acquisition cost or (ii) instruct the third parties to sell the stock in the market and settle in cash any appreciation or depreciation in the market value of the stock from the date of purchase through the sale date. The Company may also pursue extending the contracts dependent on mutual agreement between the Company and the third parties. The Indenture contains a restricted payments covenant which limits the amount that may be expended for share repurchases to a basket calculated by a specified formula. Earnings, proceeds from equity offerings and other transactions increase the basket while dividends, share repurchases and other transactions reduce the basket. At September 27, 1998, the amount available per the basket for share repurchases was approximately $76.1 million. As of October 29, 1998 the total purchase price of shares represented by equity forward contracts exceeded the basket by approximately $54.7 million (or 4.1 million shares). If settlements were currently made under the equity forward contracts for these excess shares, the Company would owe approximately $18.5 million to the third parties with respect to these shares (based on the closing sales price of the Company's common stock on October 29, 1998). The Company intends to purchase as many shares currently represented by equity forward contracts as allowed by the basket under the Indenture. The Company believes that it may be able to extend some or all of the equity forward contracts which currently expire from December 1998 through July 1999. In addition, some of the shares may be utilized for management and other employee share purchase option plans, possible future acquisitions and the future conversion of the Company's 2,300,000, $3.50 term convertible securities, all of which would increase the basket amount. The Company's revolving credit agreements, including a $150.0 million credit facility expected to be completed during the fourth quarter, and cash flow from operations will be sufficient to satisfy the Company's obligations upon expiration of the equity forward contracts.

During October, the Board of Directors approved loans to the Chief Executive Officer and certain other executive officers of the Company. Pursuant to this approval, the Company has advanced a total of approximately $1.8 million.

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

Year 2000

Historically, certain computer programs were written and certain computer chips were designed using two digit year designations. These programs and chips may experience problems handling dates beyond 1999. Incomplete or untimely resolution of these problems by the Company, by its critical suppliers, or by governmental entities could have a material adverse effect on the Company's consolidated financial position or results of operations. The Company began work on Year 2000 related issues in 1997 by conducting executive awareness programs and engaging outside consultants to assist in developing a consistent Year 2000 methodology, time line and project plan. An inventory and assessment of information technology ("IT") systems as well as non-IT systems has been completed and the Company is currently in the process of correcting systems with date-related deficiencies. Completion of the solution implementation phase and testing of those solutions is scheduled to be completed prior to December 31, 1998. As the Company has invested primarily in licensed software rather than developing it internally, remediation efforts and related expenditures are not material. The Company is also in the process of evaluating key suppliers to determine the status of their Year 2000 compliance programs. Management does not currently anticipate any adverse effects related to the Year 2000.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130, which is effective for the Company's fiscal 1998, establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income for the nine months ended September 27, 1998 of $24.7 million included net earnings as reported in the accompanying consolidated statement of earnings plus the $0.2 million after-tax effect of foreign currency translation adjustments. Comprehensive income for the nine months ended September 28, 1997 was equal to net earnings as reported.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II. Other Information

Item 5. Other Information

Apple South Financing I, a Delaware business trust sponsored by the Company (the "Trust"), filed a certificate of amendment on October 19, 1998 with the Secretary of State of Delaware to change the name of the Trust to Avado Financing I. The Trust's preferred securities trade on NASDAQ under the new symbol "AVDOP".

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

         2.1 Asset purchase agreement dated July 31, 1998, by and among Apple South, Inc. and Delta Bluff, LLC.

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

         The Company filed a Current Report on Form 8-K, dated August 3, 1998, which disclosed, pursuant to Item 2 of Form 8-K, the Company's completion of the sale of 123 of its franchised Applebee's Neighborhood Grill & Bar restaurants.

         The Company filed a Current Report on Form 8-K, dated September 14, 1998, which disclosed, pursuant to Item 2 of Form 8-K, the Company's completion of the sale of 191 of its franchised Applebee's Neighborhood Grill & Bar restaurants.

Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Avado Brands, Inc.
                                                     (Registrant)


Date: October 30,  1998                 By:      /s/ Erich J. Booth
                                                 -------------------------------
                                                 Erich J. Booth
                                                 Chief Financial Officer
                                                 and Treasurer


                                                 /s/ Philip L. Ammons
                                                 -------------------------------
                                                 Philip L. Ammons
                                                 Chief Accounting Officer

                                 EXHIBIT INDEX

     2.1 Asset purchase agreement dated July 31, 1998, by and among Apple South, Inc. and Delta Bluff, LLC.

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