Form 10-K
period 1999-01-03
AVADO BRANDS INC
filed 1999-04-01
CIK 849101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1999            Commission File No. 0-19542


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

                     Common Stock, par value $0.01 per share
                                (Title of Class)

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

     As of March 30 , 1999, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by the last sales price, was $134,773,000.

     As of March 30, 1999, the number of shares of common stock outstanding was 29,068,586.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     (1) Annual Report to Shareholders for the fiscal year ended January 3, 1999 (Part II of Form 10-K).

     (2) Definitive Proxy Statement for use in connection with the 1999 Annual Meeting of Shareholders (Part III of Form 10-K).

                                     PART I
Item 1.  Business

General

     Avado Brands, Inc. (formerly Apple South, Inc.), including its wholly owned subsidiaries (the "Company" or "Avado Brands"), is a multi-concept restaurant company owning and operating restaurants in 29 states plus the District of Columbia. Since its inception in 1986, the Company has increased its profitability and size through the efficient management of restaurant operations and through a series of strategic restaurant openings, acquisitions and divestitures. At January 3, 1999, the Company operated 123 Don Pablo's Mexican Kitchen restaurants, 47 Hops Restaurant Bar & Brewery restaurants, 23 McCormick & Schmick's seafood dinner houses, 19 Canyon Cafe restaurants as well as 44 Applebee's Neighborhood Grill & Bar restaurants which were held for sale. All brands are owned on a proprietary basis except Applebee's, which is franchised. For the year ended January 3, 1999, total restaurant sales were $862.7 million. Avado Brands also owns a 20-percent equity interest in Belgo Group PLC, a ten-unit United Kingdom restaurant company, and a 25-percent equity interest in 11 Harrigans Grill and Bar restaurants.

     In November 1995, 44 Don Pablo's restaurants and 12 Harrigans restaurants were acquired through a pooling of interests transaction with DF&R Restaurants, Inc. During 1997, three purchase business combinations were completed which included the acquisition of 16 McCormick & Schmick's restaurants, 21 Hops restaurants and 13 Canyon Cafe restaurants. Also in 1997, the Company announced its decision to sell its franchised Applebee's restaurants in order to focus on the continued development of its higher margin, better return, greater growth proprietary concepts. During 1998, the divestiture was substantially completed with the sale of 233 of 279 Applebee's locations and the closing of two additional locations. Gross proceeds from the sale transactions totaled $434.8 million including $6.8 million in notes and other amounts due. Also during 1998, the Company divested its Harrigans restaurants, retaining a 25-percent ownership in the ongoing business, and acquired a 20-percent interest in Belgo. In addition, the Company and Belgo have established two, 50/50 joint ventures: one for the initial development of one of the Company's proprietary brands in Europe, probably McCormick & Schmick's, and the other for the development of Belgo restaurants in the Western Hemisphere. In January of 1999, the first Belgo restaurant in the United States was opened in New York City. In February of 1999, the Company announced the establishment of a new, 50/50 joint venture with London-based PizzaExpress PLC for the North American development of the upscale PizzaExpress brand. The joint venture's first U.S. restaurant opened in March of 1999 in Philadelphia under the name San Marzano.

     The Company's strategy includes the acquisition, development, operation and growth of niche-leading restaurant brands within a unique organizational structure that rewards entrepreneurial decision-making. Each brand functions on a decentralized basis with its own executive management, real estate development, purchasing, recruiting, training, marketing, accounting, and restaurant operations. This consumer-based operating philosophy allows Avado Brands to gain competitive advantage by sharing best practices and centralizing non-brand critical processes such as human resources, finance, treasury and capital formation. During 1999, a total of 40 restaurants, including 20 Hops, 15 Don Pablo's, four McCormick & Schmick's and one Canyon Cafe, are expected to be opened.

     On October 13, 1998, the Company changed its corporate name from "Apple South, Inc." to "Avado Brands, Inc." The name change was made to reflect the evolution of the nature and character of the business, including the divestiture of the Company's Applebee's brand, and the emphasis on a multi-brand strategy. In connection with the corporate name change, the Company changed the Nasdaq National Market trading symbol of its common stock from "APSO" to "AVDO."

Avado Brands' Restaurant Concepts

                                   Don Pablo's

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

     Menu. The menu offers a wide variety of entrees, including enchiladas and tacos served with various sauces and homemade salsa plus mesquite-grilled items such as fajitas, carne asada and chicken. The menu also includes tortilla soup, a selection of salads, Mexican-style appetizers such as quesadillas and unique desserts. During 1998, the cost of a typical meal, including beverages, was $8.00 to $9.50 for lunch and $9.50 to $11.50 for dinner. In addition to its regular menu, Don Pablo's offers 15 lunch specials priced from $4.49 to $7.19 each and a lower- priced children's menu. Full bar service is also provided. Alcoholic beverage sales accounted for approximately 19% of sales in 1998.

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

     Unit Economics. In 1998, the average cost of developing and opening a Don Pablo's restaurant was approximately $1.7 million, excluding land costs and preopening expenses. The cost of land for these restaurants ranged from
approximately  $600,000  to  $1,275,000;   preopening  expenses,  which  consist
primarily of wages and salaries, hourly employee recruiting, license fees, meals, lodging and travel plus the cost of hiring and training the management teams, averaged $185,000.

     Field Management. Management is shared by 36 district and area managers who report to two Regional Vice Presidents of Operations. The strategy is to have each area manager responsible for a limited number of restaurants, thus facilitating a focus on quality of operations and unit profitability. The management staff of a typical restaurant consists of one general manager, one kitchen manager and three assistant managers. General managers and kitchen managers are eligible to receive bonuses equal to a percentage of their restaurant's sales, subject to operating within budgeted costs.

     Advertising and Marketing. Don Pablo's advertising and marketing strategy combines the use of television and radio advertising in core markets with a focus on local efforts and community involvement at all locations. In 1998, advertising contributed to a 1% increase in annual sales for those restaurants open for all of 1997 and 1998 as well as benefitting new restaurant openings. Current strategies are expected to continue in 1999 with a focus on efforts, such as Manager's Specials and other promotions, designed to increase traffic counts and check average.

                         Hops Restaurant Bar & Brewery

     The first Hops was opened in Clearwater, Florida in 1989. Each restaurant offers a diverse menu of popular foods, freshly prepared in a display kitchen with a strict commitment to quality and value. Additionally, each restaurant features an on-premises microbrewery. Tom Schelldorf, co-founder of of the concept, is the current Chief Executive Officer of the brand.

     Menu. The restaurants feature an American-style menu that includes top choice steaks and prime rib, smoked baby back ribs, fresh fish, chicken and pasta dishes, deluxe burgers and sandwiches, hand-tossed salads with homemade dressings, appetizers, soups and desserts. The menu offers separate selections for children. The cost of a typical meal, including beverages, ranges from $6.00 to $9.00 per person for lunch and $13.00 to $15.00 per person for dinner. Each restaurant offers four distinctive lager-style beers and ales, plus a variety of blends of these beers, that are brewed on-premises. An observation microbrewery at each restaurant allows customers to view the entire brewing process. Except for one non-alcoholic beer, the brewed beers are typically the only beers served. Full bar service is also available at each restaurant. Alcoholic beverages accounted for approximately 16% of sales in 1998.

     Restaurant Layout. Restaurants range in size from approximately 5,000 to 7,300 square feet. The on-premise brewing equipment is an integral aspect of the design and occupies from 450 to 750 square feet. The restaurant dining and bar areas seat from 160 to 240 customers.

     Unit Economics. The cost of developing and opening a restaurant averaged approximately $1,525,000 in 1998, excluding land and preopening costs but including approximately $160,000 in microbrewery equipment. Land costs ranged from $675,000 to $1,000,000 and preopening costs averaged $170,000.

     Field Management. Management is shared by seven operating partners and three area managers who report to both the Vice President of Operations and the Chief Executive Officer. Each operating partner is responsible for four to five restaurants, thus facilitating a focus on quality of operations and unit profitability. The management staff of a typical restaurant consists of one general manager, one kitchen manager and two assistant managers. General managers and kitchen managers are eligible to receive bonuses equal to a percentage of their restaurant's controllable income, subject to operating above a minimum operating margin.

     Advertising and Marketing.  Hops'  advertising  and marketing  strategy has historically focused primarily on grassroots efforts utilizing special promotions in local markets and special event equipment designed to increase customer awareness and name recognition. During 1998, advertising and marketing efforts were expanded primarily through the use of radio advertising, outdoor boards and print media in regional editions of national publications. Increased efforts are expected to continue into 1999 with the use of television advertising in core markets and the continued use of radio and print media as well as grassroots efforts.

                              McCormick & Schmick's

     McCormick & Schmick's was established in the early 1970's by co-founders William P. McCormick and Douglas L. Schmick, current Chairman and Chief Executive Officer, respectively. Each restaurant is designed to capture the distinctive attributes of the local market. Varying in design from a traditional, New England-style fish house to a more contemporary dinner house with spectacular waterfront views, many of the restaurants are located in historical buildings. Traditional-style bars are an integral component of each restaurant. The same philosophy of distinctiveness and quality applies equally to the bar operation and the dining rooms. Alcoholic beverages represented approximately 27% of sales in 1998. Restaurants are operated under the names McCormick & Schmick's, McCormick's Fish House, Harborside, Jake's, M&S Grill and McCormick & Kuleto's. McCormick & Schmick's offers superior service to its guests and is positioned in a price range at the upper end of moderate.

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

     Unit Economics. The average cost of developing a restaurant was approximately $2,450,000 in 1998, including leasehold improvements, fixtures and equipment. All restaurant real estate is leased. Additionally, preopening expenses average $300,000.

     Field Management. Management is shared by seven multi-unit senior managers, three of which have regional responsibility, and two Vice Presidents of Operations. Staffing levels vary depending on restaurant size. A typical restaurant has a general manager, an executive chef, a sous chef and four assistant managers and will employ 80 to 90 full and part-time employees. The McCormick & Schmick's operating philosophy encourages and trains the management of individual restaurant units to be creative by promoting a large degree of self-sufficiency.

     Advertising and Marketing. Advertising and marketing efforts are focused on a grassroots philosophy. Each region utilizes the services of a public relations firm and makes full use of media events targeting the local market. Advertising strategies focus on existing and local customers, but also emphasize out-of-town travelers as a key customer component. Marketing begins in each restaurant with daily printed menus and other local efforts. A primary focus is to expand name and location awareness through the use of promotional discount certificates and periodic contact with organizations in the travel/convention industry such as hotels, travel agents and convention centers.

                                   Canyon Cafe

     Canyon Cafe restaurants operate under the names Canyon Cafe, Desert Fire and Sam's Cafe. The first restaurant was opened in Dallas, Texas in 1989. Canyon Cafe is dedicated to the flavor and feel of the American Southwest.

     Menu. The menu offers a wide variety of unique items such as Desert Fire Pasta, Chile Rubbed Grilled Tuna and Chipotle Chicken. A variety of more traditional items including chicken tacos and grilled chicken salad are also offered. During 1998, the cost of a typical meal, including beverages, was $9.00 to $14.00 for lunch and $14.00 to $20.00 for dinner. Full bar service is also provided. Alcoholic beverages accounted for approximately 18% of sales in 1998.

     Restaurant Layout. The restaurants are based on a Santa Fe design which reflects a strong southwestern influence through the use of heavy ponderosa pine timbers. The walls, floors and furniture reflect surfaces and colors native to the American Southwest. Restaurants are located in malls, in-line power centers and as freestanding buildings. In-line and mall sites average 7,000 square feet with some locations featuring an additional 800-1,000 square foot patio. The freestanding buildings have 6,700 square feet with a 1,050 square foot patio. All locations typically have a minimum of 190 interior dining seats, an average of 26 bar seats and 45-50 patio seats.

     Unit Economics. In 1998, the cost of developing and opening a restaurant averaged $1,400,000 for in-line/mall locations and $1,600,000 for freestanding locations, excluding land costs and preopening expenses. In 1998, one land site was purchased at a cost of $947,000. Preopening expenses averaged $151,000.

     Field Management. Management is structured with a general manager, two to three assistant managers, an executive chef and a sous chef. Regional Directors are responsible for quality of operations and sales and profitability of four to five restaurants and report to a Director of Operations. All managers are eligible to receive bonuses based on individual restaurant operating performance.

     Advertising and Marketing. Advertising and marketing strategy relies on grassroots efforts focused on developing a strong brand identity and strong core-customer recommendations. Advertising and marketing efforts include local radio, media appearances, event involvement and billboards as well as direct mail and other print media.

Additional local efforts, such as a system-wide "neighborhood networking" program, are utilized to develop a direct relationship with targeted customers.

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

     Training. Each brand requires employees to participate in formal training programs. Management training programs generally last ten to 16 weeks and encompass three general areas, including (i) all service positions, (ii) management accounting, personnel management, and dining room and bar operations and (iii) kitchen management. Management positions at new restaurants are typically staffed with personnel who have had previous experience in a management position at another of the respective brands' restaurants. In addition, a highly experienced opening team assists in opening each restaurant. Prior to opening, all personnel undergo intensive training conducted by the restaurant opening team.

     Purchasing. Avado Brands strives to obtain consistent quality items at competitive prices from reliable sources for all of its brands. The Company continually researches and tests various products in an effort to maintain the highest quality products and to be responsive to changing customer tastes. Purchasing is handled by each brand, which, with the exception of McCormick & Schmick's, uses one primary distributor for food products other than produce, which is typically purchased locally. At McCormick & Schmick's, purchasing is under the direction of each restaurants' executive chef in order to obtain the freshest, highest quality seafood available with a focus on local tastes. All food and beverage products are available on short notice from alternative qualified suppliers. The Company has not experienced any significant delays in receiving food and beverage inventories, restaurant supplies or equipment.

     Restaurant Reporting. Financial controls are maintained through a centralized accounting system at each brands' headquarters. A point-of-sale reporting system is utilized in each restaurant. Restaurant management submits to brand headquarters various daily and weekly reports of cash, deposits, sales, labor costs, etc. Physical inventories of all food, beverage and supply items are taken at least monthly. Operating results compared to prior periods and budgets are closely monitored by both brand and corporate personnel.

                             Trademarks and Licenses

     Avado Brands has registered the principal trademarks and service marks used by its restaurant brands with the United States Patent and Trademark Office. The Company believes that its trademarks and service marks are integral and important factors in establishing the identity and marketing of its restaurant brands. Although the Company is aware of certain marks used by other persons in certain geographical areas which may be similar in certain respects to the Company's marks, the Company believes that these other marks will not adversely affect the Company or its business.

     The restaurant concepts for the Company's joint ventures with Belgo Group PLC and PizzaExpress PLC are licensed from these joint venturers or their affiliates. Such licenses are essential for the operation of these joint ventures and include the licensing of related trademarks and service marks.

                            Governmental Regulation

     Alcoholic Beverage Regulation. Each restaurant is subject to licensing and regulation by a number of governmental authorities, which include alcoholic beverage control and health, safety and fire agencies in the state, county and municipality in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Alcoholic beverage control regulations require restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Some counties prohibit the sale of alcoholic beverages on Sundays. Typically, licenses or permits must be renewed annually and may be revoked or suspended for cause at any time.
Alcoholic beverage control regulations relate to numerous aspects of a restaurant's operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

     The Company may be subject in certain states to "dram-shop" statutes which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

     Brewpub Regulation. Hops is subject to additional regulations as a result of the on-premises microbrewery in each restaurant. Historically, the alcoholic beverage laws of most states prohibited the manufacture and retail sale of beer to consumers by a single person or entity or related persons or entities. At present, all 50 states allow for the limited manufacture and retail sale of microbrewed beer by restaurants and bars classified as "brewpubs" under state law. The Hops restaurants are required to comply with such state brewpub laws in order to obtain necessary state licenses and permits. Additionally, many states impose restrictions on the operations of brewpubs, such as a prohibition on the bottling of beer, a prohibition on the sale of beer for consumption off of restaurant premises, and a limitation on the volume of beer that may be brewed at any location, as well as certain geographic limitations. In addition, certain states limit the number of brewpubs that may be owned by any person or entity or a related group of entities. The Company's ability to own and operate Hops restaurants in any state is and will continue to be dependent upon its ability to operate within the regulatory scheme of such states.

     Other Regulation. The Company's restaurant operations are also subject to Federal and state laws governing such matters as minimum wage, working conditions, overtime and tip credits. The Company experienced a slight increase in hourly labor costs as a result of the 1996 and 1997 increases in the federal minimum wage rate.

                                   Competition

     The restaurant industry in the U.S. is highly competitive with respect to price, service, location, and food type and quality, and competition is expected to intensify. There are a few, well-established competitors with greater financial and other resources than Avado Brands. Some of the Company's competitors have been in existence for a substantially longer period than Avado Brands and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, the availability and cost of suitable locations, and the type, number and location of competing restaurants. The Company also experiences competition in attracting and retaining qualified management level operating personnel. In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting hourly employees may adversely affect the restaurant industry in general and Avado Brands' restaurants in particular.

                                   Employees

     As of January 3, 1999, Avado Brands employed approximately 20,300 persons in 29 states plus the District of Columbia. Of those employees, approximately 280 held management or administrative positions, 1,500 were involved in restaurant management, and the remainder were engaged in the operation of restaurants. Management believes that the Company's continued success will depend to a large degree on its ability to attract and retain good management employees. While the Company will have to continually address a level of employee attrition normally expected in the food-service industry, Avado Brands has taken steps to attract and keep qualified management personnel through the implementation of a variety of employee benefit plans, including an Employee Stock Ownership Plan, a 401(k) Plan, and an incentive stock option plan for its key employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties

     The  Company  owns a  renovated  historic  building  in  Madison,  Georgia, containing approximately 19,000 square feet of office space and an adjoining building containing approximately 41,000 square feet of office space. These office buildings have served as the Company's corporate and Applebee's headquarters. In 1997, the Company completed construction of a new 44,100 square foot facility in Bedford, Texas, to house the Don Pablo's headquarters. The headquarters for McCormick & Schmick's is located in approximately 12,000 square feet of leased space in Portland, Oregon. The headquarters for Hops is located in approximately 15,000 square feet of leased space in Tampa, Florida and the headquarters for Canyon Cafe is located in approximately 7,500 square feet of leased space in Dallas, Texas. The Company believes that its corporate and brand headquarters are sufficient for its present needs.

     In selecting restaurant sites, the Company attempts to acquire prime locations in market areas to maximize both short- and long-term revenues. Site selection is made by each brand's development department, subject to executive officer approval. Within the target market areas, the brands evaluate major retail and office concentrations and major traffic arteries to determine focal points. Site specific factors include visibility, ease of ingress and egress, proximity to direct competition, accessibility to utilities, local zoning regulations, laws regulating the sale of alcoholic beverages, and various other factors.

     As of March 1, 1999, the Company operated 248 restaurants. The Company leases the underlying real estate on which 99 of the restaurants are located and leases both the buildings and underlying real estate for an additional 60 restaurants. The remaining 89 restaurants and related real estate are owned by the Company. The following table presents restaurant locations by brand:

                       Don                   McCormick       Canyon
                     Pablo's     Hops       & Schmick's       Cafe       Sub-total     Applebee's        Total
-------------------------------------------------------------------------------------------------------------------
Florida                18         27                                          45                            45
Texas                  15                                        5            20                            20
Ohio                   15                                                     15                            15
Indiana                10                                                     10              1             11
California                                          7            2             9                             9
North Carolina          4          5                                           9                             9
Tennessee               5          3                             1             9                             9
Georgia                 4          2                             2             8                             8
Michigan                8                                                      8                             8
Minnesota               7          1                                           8                             8
Pennsylvania            8                                                      8              1              9
Virginia                7                           1                          8              9             17
Colorado                           5                1            1             7                             7
Arizona                 3                                        3             6                             6
Kentucky                4          2                                           6              7             13
South Carolina          2          4                                           6                             6
Washington                                          4            2             6                             6
Maryland                4                           1                          5             10             15
Oregon                                              5                          5                             5
New York                4                                                      4                             4
Oklahoma                4                                                      4                             4
Washington D.C.                                     2                          2                             2
Illinois                1                           1                          2                             2
Missouri                                                         2             2                             2
New Jersey              2                                                      2                             2
Alabama                 1                                                      1                             1
Iowa                    1                                                      1                             1
Nevada                                              1                          1                             1
Delaware                                                                                      2              2
West Virginia                                                                                 1              1
-------------------------------------------------------------------------------------------------------------------
       Totals         127         49               23           18           217             31            248
===================================================================================================================

Item 3. Legal Proceedings

     In 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. In 1998, one of these suits (Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189) was dismissed. Although the ultimate outcome of the remaining lawsuit cannot be determined at this time, the Company believes that the allegations therein are without merit and intends to vigorously defend itself.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year ended January 3, 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information in response to this item is incorporated by reference to page 36 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1999, the relevant portion of which is attached as Exhibit 13.1 hereto.

Item 6.  Selected Financial Data

     Information in response to this item is incorporated by reference to page 17 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1999, the relevant portion of which is attached as Exhibit 13.1 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations

     Information in response to this item is incorporated by reference to pages 18 through 22, inclusive, of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1999, the relevant portion of which is attached as
Exhibit 13.1 hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Information in response to this item is incorporated by reference to page 22 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1999, the relevant portion of which is attached as Exhibit 13.1 hereto.

 Item 8.  Financial Statements and Supplementary Data

     Information in response to this item is incorporated by reference to pages 23 through 35, inclusive, of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1999, the relevant portion of which is attached as
Exhibit 13.1 hereto.

Item 9.  Changes  in  and  Disagreements with  Accountants  on  Accounting   and
         Financial Disclosure

       Not applicable

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     Information in response to this item is incorporated by reference to the information contained under the headings "Nominees for Director" , "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for use in connection with the 1999 Annual Meeting of Shareholders, filed with the Commission on March 31, 1999.

Item 11.  Executive Compensation

     Information in response to this item is incorporated by reference to the information contained under the heading "Compensation of Executive Officers" in the Company's definitive Proxy Statement for use in connection with the 1999 Annual Meeting of Shareholders, filed with the Commission on March 31, 1999. In no event shall the information contained in the Proxy Statement under the heading "Comparison of Five-Year Cumulative Shareholder Return" be deemed incorporated herein by such reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information in response to this item is incorporated by reference to the information contained under the heading "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement for use in connection with the 1999 Annual Meeting of Shareholders, filed with the Commission on March 31, 1999.

Item 13.  Certain Relationships and Related Transactions

     In March 1995, the Company entered into a Split Dollar Insurance Agreement (the "Agreement") with The DuPree Insurance Trust (the "Trust") whereby the Company agreed to make premium payments on certain life insurance policies of which the Trust is the owner and beneficiary. These policies provide a total of $50 million in death proceeds payable upon death of the survivor of Tom E. DuPree, Jr., and his wife. The devisees under the wills of Mr. DuPree and his wife are the beneficiaries of the Trust.

     The Trust has agreed to reimburse the Company on an annual basis for that portion of the premiums which equals the current value of the economic benefit, as defined by the Internal Revenue Service, attributable to the life insurance protection provided. The premiums due under the policies total $850,000 per year. Reimbursements for the current value of the economic benefit attributable to the life insurance provided in fiscal 1998 totaled $2,308. There were no reimbursements due to the Company from the Trust at January 3, 1999.

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

     In 1998, the Board of Directors approved loans to certain executive officers of the Company. At January 3, 1999, the Company held three notes receivable from Tom E. DuPree, Jr., the Chairman of the Board and Chief Executive Officer of the Company, totaling $7,851,500. The notes are due in November and December of 2000 or earlier upon demand of the Company and bear interest at 7.0% with interest payment due at maturity. The Company also holds notes receivable from Erich J. Booth, Chief Financial Officer and Treasurer, totaling $107,000 and from Margaret E. Waldrep, Chief Administrative Officer, totaling $41,500. The notes are due in October and November of 1999 and bear interest at 5.06% with interest payment due at maturity.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

   1.  Financial Statements

     The following financial statement items are set forth in pages 23 through 35 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1999, the relevant portion of which is attached as Exhibit 13.1 hereto:

     Consolidated Statements of Earnings for the years ended January 3, 1999, December 28, 1997 and December 29, 1996

     Consolidated  Balance  Sheets as  ofJanuary  3, 1999 and  December 28, 1997

     Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended January 3, 1999, December 28, 1997 and December 29, 1996

     Consolidated Statements of Cash Flows for the years ended January 3, 1999, December 28, 1997 and December 29, 1996

     Notes to Consolidated Financial Statements

     Report of Management Independent

     Auditors' Report

   2.  Financial Statement Schedules

       None

   3.  Exhibits

     2.1 Agreement and Plan of Merger, dated August 15, 1995, by and among the Company, SALSA Acquisition Corp., and DF&R Restaurants, Inc. (4)

     2.2 Agreement and Plan of Merger among Apple South, Inc., M&S Acquisition of Delaware Inc., and McCormick & Schmick Holding Corp., et. al., dated February 6, 1997. (7)

     2.3 Agreements and Plan of Merger among Apple South, Inc., HG Acquisition Corp., and Mason and Schelldorf Leasing Company, Hops Restaurants, Inc., et. al., dated February 6, 1997. (7)

     2.4  Agreement  and  Plan  of  Merger  among  Apple  South,   Inc.,  Coyote
Acquisition Corp., and Canyon Cafes, Inc., et. al., dated June 19, 1997. (8)

     2.5 Asset Purchase Agreement dated December 23, 1997 by and among Applebee's International, Inc. and Apple South, Inc. (9)

     2.6 Asset Purchase Agreement dated March 16, 1998 by and among Quality Restaurant Concepts, L.L.C., and Apple South, Inc. (11)

     2.7 Asset purchase agreement dated April 23, 1998, by an among Apple South, Inc. and Whit-Mart, Inc. (13)

     2.8 Asset purchase agreement dated May 1, 1998, by and among Apple South, Inc. and T.S.S.O., Inc., and Lois Sedowicz. (13)

     2.9 Asset purchase agreement dated May 4, 1998, by and among Apple South, Inc. and Florida Apple North, LLC.,Florida Apple South, LLC., Florida Apple West, LLC., and Wigel Partnership. (13)

     2.10 Asset purchase agreement dated June 19, 1998, by and among Apple South, Inc. and U.S. Restaurant Properties Operating LP. (13)

     2.11 Asset purchase agreement dated June 19, 1998, by and among Apple South, Inc. and Darrel L. Rolph. (13)

     2.12 Asset purchase agreement dated July 31, 1998, by and among Apple South, Inc. Delta Bluff , LLC. (14)

     2.13 Asset purchase agreement dated August 20, 1998, by and among Apple South, Inc. and WHG Real Estate South, LLC. and Wisconsin Hospitality Group, LLC. (15)

     2.14 Asset purchase agreement dated August 20, 1998, by and among Apple South, Inc. and WHG Real Estate East, LLC. and Wisconsin Hospitality Group, LLC.
(15)

     2.15 Asset purchase agreement dated April 6, 1998, by and among Apple South, Inc. and Woodland Group, Inc. (15)

     2.16 Asset purchase agreement dated May 15, 1998, by and among Apple South, Inc. and Bloomin' Apple, LLC. (15)

     2.17 Asset purchase agreement dated June 26, 1998, by and among Apple South, Inc. and Apple J, L.P. (15)

     2.18 Asset purchase agreement dated September 15, 1998, by and among Apple South, Inc., and WHG Real Estate North, LLC and Wisconsin Hospitality Group, LLC.

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended October 13, 1998. (3)

     3.2 By-laws of the Company. (1)

     4.1 See Exhibits 3.1 and 3.2 for provisions in the Company's Amended and Restated Articles of Incorporation and by-laws defining the rights of holders of the Company's Common Stock. (1) (3)

     4.2 Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee. (5)

     4.3 Trust Agreement of Apple South Financing I, dated as of February 18, 1997, among Apple South, Inc., First Union National Bank of Georgia, First Union Bank of Delaware and Lansing S. Patterson.(10)

     4.4 Amended and Restated Declaration of Trust of Apple South Financing I, dated as of March 11, 1997, among Apple South, Inc., as Sponsor, First Union National Bank of Georgia, as Institutional Trustee, First Union Bank of Delaware, as Delaware Trustee, and the Regular Trustees named therein. (10)

     4.5 Indenture for the 7% Convertible Subordinated Debentures, dated as of March 6, 1997, between Apple South, Inc. and First Union National Bank of Georgia, as Trustee. (10)

     4.6 Form of $3.50 Term Convertible Security, Series A (included in Exhibit 4.4).

     4.7 Form of 7%  Convertible  Subordinated  Debenture  (included  in Exhibit
4.5).

     4.8 Preferred Securities Guarantee Agreement, dated as of March 11, 1997, between Apple South, Inc., as Guarantor, and First Union National Bank of Georgia, as Preferred Guarantee Trustee. (10)

     4.9 Registration Rights Agreement, dated as of March 11, 1997 among Apple South, Inc., Apple South Financing I, J.P. Morgan Securities, Inc., and Smith Barney, Inc. (10)

     4.10 Solicitation of Consents to Proposed Amendments to 9.75% Senior Notes due 2006 of Apple South, Inc. (13)

     10.1 Apple South, Inc. 1988 Stock Option Plan. (1)

     10.2 Form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (1) (6)

     10.3 Form of Apple South, Inc. Director's Indemnification Agreement executed by and between the Company and each member of its Board of Directors.
(1)

     10.4 Form of Apple South, Inc. Officer's Indemnification Agreement executed between the Company and each of its executive officers. (1)

     10.5 Apple South, Inc. Employee Stock Ownership Plan and Trust. (1) (6)

     10.6 Apple South, Inc. Profit Sharing Plan and Trust. (1) (6)

     10.7 Amendment No. 2 to the Apple South, Inc. Employee Stock Ownership Plan and Trust, dated November 22, 1993. (2)

     10.8 Apple South, Inc. [Restated] Profit Sharing Plan and Trust dated October 26, 1993. (2)

     10.9 Amended form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (2)

     10.10 Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.11 Form of Stock Option Agreement under the Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.12 Second Amended and Restated Credit Agreement, dated March 1, 1998, among Apple South, Inc. Wachovia Bank, National Association, as agent for the lenders, and the Banks listed as parties thereto. (11)

     10.13 Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.14 First amendment, dated as of March 27, 1998, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (12)

     10.15 Second amendment, dated as of August 14, 1998, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

     10.16 Third amendment, dated as of November 13, 1998, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

     10.17 Fourth amendment, dated as of February 22, 1999, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

     10.18 $70 million Credit Agreement, dated December 10, 1997, among Apple South, Inc., Wachovia Bank, National Association, as agent for the lenders, and the Banks listed as parties thereto. (11)

     10.19 $100 million Credit Agreement, dated April 1, 1998, among Apple South, Inc., Wachovia Bank, National Association, as agent for the banks, and the banks listed as parties thereto. (12)

     10.20 First amendment, dated as of June 1, 1998, to $100 million Credit Agreement, dated April 1, 1998, among Apple South, Inc., Wachovia Bank, National Association, as agent for the banks, and the banks listed as parties thereto.

     10.21 Second amendment, dated as of October 15, 1998, to $100 million Credit Agreement, dated April 1, 1998, among Apple South, Inc., Wachovia Bank, National Association, as agent for the banks, and the banks listed as parties thereto.

     10.22 Third amendment, dated as of January 22, 1999, to $100 million Credit Agreement, dated April 1, 1998, among Apple South, Inc., Wachovia Bank, National Association, as agent for the banks, and the banks listed as parties thereto.

     10.23 $30 million Credit Agreement, dated May 8, 1998, among Apple South, Inc. as borrower and First Union National Bank as lender.

     10.24 First amendment, dated as of June 28, 1998, to $30 million Credit Agreement, dated May 8, 1998, among Apple South, Inc. as borrower and First Union National Bank as lender.

     10.25 Second amendment, dated as of November 17, 1998, to $30 million Credit Agreement, dated May 8, 1998, among Apple South, Inc. as borrower and First Union National Bank as lender.

     10.26 Third amendment, dated as of February 26, 1999, to $30 million Credit Agreement, dated May 8, 1998, among Apple South, Inc. as borrower and First Union National Bank as lender.

     10.27 $30 million Supplemental Credit Facility Agreement, dated December 24, 1998, among Avado Brands, Inc. and Wachovia Capital Investments, Inc.

     10.28 Addendum 1, dated as of February 26, 1999, to $30 million Supplemental Credit Facility Agreement, dated December 24, 1998, among Avado Brands, Inc. and Wachovia Capital Investments, Inc.

     10.29 Addendum 2, dated as of March 8, 1999, to $30 million Supplemental Credit Facility Agreement, dated December 24, 1998, among Avado Brands, Inc. and Wachovia Capital Investments, Inc.

     13.1 Excerpts from Annual Report to Shareholders for the fiscal year ended January 3, 1999.

     22.1 Subsidiaries of the Registrant.

     23.1 Consent of KPMG LLP.

     27.1 Financial Data Schedule (EDGAR version only).

     99.1 Safe harbor under the Private Securities Litigation Reform Act of 1995. (8)

     ---------------------------------------------------------------------------
     (1) Incorporated by reference to the corresponding exhibit number filed with the registrant's Registration Statement on Form S-1, File No. 33-42662.

     (2) Incorporated by reference to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

     (3) Incorporated by reference to the registrant's Current Report on Form 8-K dated October 13, 1998.

     (4) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended October 1, 1995.

     (5) Incorporated by reference to the registrant's registration statement on Form S-3, File No. 333-02958.

     (6) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (7) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 30, 1997.

     (8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 29, 1997.

     (9) Incorporated by reference to the registrant's Report on Form 8-K dated January 15, 1998.

     (10) Incorporated by reference to the registrants's registration statement on Form S-3, File No. 333-25205.

     (11) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended December 28, 1997.

     (12) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 29, 1998.

     (13) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 28, 1998.

     (14) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 27, 1998.

     (15) Incorporated by reference to the registrant's Report on Form 8-K dated September 14, 1998.


(b)   Reports on Form 8-K

       Form 8-K dated October 13, 1998, reporting the Company's name change.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AVADO BRANDS, INC.


                                                By:  /s/ Tom E. DuPree, Jr.
                                                     ---------------------------
                                                     Tom E. DuPree, Jr.
                                                     Chief Executive Officer and
                                                     Chairman of the Board

March 16, 1999
Atlanta, Georgia

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                            Date


/s/ Tom E. DuPree, Jr.       Chairman of the Board of             March 16, 1999
------------------------     Directors and Chief Executive
Tom E. DuPree, Jr.           Officer (principal executive officer)

/s/ Erich J. Booth           Director and Chief Financial         March 16, 1999
------------------------     Officer (principal financial officer)
Erich J. Booth

/s/ John G. McLeod, Jr.      Senior Vice President - Human        March 16, 1999
------------------------     Resources, and Secretary
John G. McLeod, Jr.

/s/ Margaret E. Waldrep      Chief Administrative Officer         March 16, 1999
------------------------
Margaret E. Waldrep

/s/ Louis J. Profumo         Chief Accounting Officer             March 16, 1999
------------------------     (principal accounting officer)
Louis J. Profumo

/s/ Thomas R. Williams       Director                             March 16, 1999
------------------------
Thomas R. Williams

/s/ James W. Rowe            Director                             March 16, 1999
------------------------
James W. Rowe

/s/ Dr. Ruth G. Shaw         Director                             March 16, 1999
------------------------
Dr. Ruth G. Shaw

/s/ John L. Moorhead         Director                             March 16, 1999
------------------------
John L. Moorhead

                                 Exhibit Index

Exhibit Number

  2.1 Agreement and Plan of Merger, dated August 15, 1995, by and among the Company, SALSA Acquisition Corp., and DF&R Restaurants, Inc. (4)

     2.2 Agreement and Plan of Merger among Apple South, Inc., M&S Acquisition of Delaware Inc., and McCormick & Schmick Holding Corp., et. al., dated February 6, 1997. (7)

     2.3 Agreements and Plan of Merger among Apple South, Inc., HG Acquisition Corp., and Mason and Schelldorf Leasing Company, Hops Restaurants, Inc., et. al., dated February 6, 1997. (7)

     2.4  Agreement  and  Plan  of  Merger  among  Apple  South,   Inc.,  Coyote
Acquisition Corp., and Canyon Cafes, Inc., et. al., dated June 19, 1997. (8)

     2.5 Asset Purchase Agreement dated December 23, 1997 by and among Applebee's International, Inc. and Apple South, Inc. (9)

     2.6 Asset Purchase Agreement dated March 16, 1998 by and among Quality Restaurant Concepts, L.L.C., and Apple South, Inc. (11)

     2.7 Asset purchase agreement dated April 23, 1998, by an among Apple South, Inc. and Whit-Mart, Inc. (13)

     2.8 Asset purchase agreement dated May 1, 1998, by and among Apple South, Inc. and T.S.S.O., Inc., and Lois Sedowicz. (13)

     2.9 Asset purchase agreement dated May 4, 1998, by and among Apple South, Inc. and Florida Apple North, LLC.,Florida Apple South, LLC., Florida Apple West, LLC., and Wigel Partnership. (13)

     2.10 Asset purchase agreement dated June 19, 1998, by and among Apple South, Inc. and U.S. Restaurant Properties Operating LP. (13)

     2.11 Asset purchase agreement dated June 19, 1998, by and among Apple South, Inc. and Darrel L. Rolph. (13)

     2.12 Asset purchase agreement dated July 31, 1998, by and among Apple South, Inc. Delta Bluff , LLC. (14)

     2.13 Asset purchase agreement dated August 20, 1998, by and among Apple South, Inc. and WHG Real Estate South, LLC. and Wisconsin Hospitality Group, LLC. (15)

     2.14 Asset purchase agreement dated August 20, 1998, by and among Apple South, Inc. and WHG Real Estate East, LLC. and Wisconsin Hospitality Group, LLC.
(15)

     2.15 Asset purchase agreement dated April 6, 1998, by and among Apple South, Inc. and Woodland Group, Inc. (15)

     2.16 Asset purchase agreement dated May 15, 1998, by and among Apple South, Inc. and Bloomin' Apple, LLC. (15)

     2.17 Asset purchase agreement dated June 26, 1998, by and among Apple South, Inc. and Apple J, L.P. (15)

     2.18 Asset purchase agreement dated September 15, 1998, by and among Apple South, Inc., and WHG Real Estate North, LLC and Wisconsin Hospitality Group, LLC.

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended October 13, 1998. (3)

     3.2 By-laws of the Company. (1)

     4.1 See Exhibits 3.1 and 3.2 for provisions in the Company's Amended and Restated Articles of Incorporation and by-laws defining the rights of holders of the Company's Common Stock. (1) (3)

     4.2 Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee. (5)

     4.3 Trust Agreement of Apple South Financing I, dated as of February 18, 1997, among Apple South, Inc., First Union National Bank of Georgia, First Union Bank of Delaware and Lansing S. Patterson.(10)

     4.4 Amended and Restated Declaration of Trust of Apple South Financing I, dated as of March 11, 1997, among Apple South, Inc., as Sponsor, First Union National Bank of Georgia, as Institutional Trustee, First Union Bank of Delaware, as Delaware Trustee, and the Regular Trustees named therein. (10)

     4.5 Indenture for the 7% Convertible Subordinated Debentures, dated as of March 6, 1997, between Apple South, Inc. and First Union National Bank of Georgia, as Trustee. (10)

     4.6 Form of $3.50 Term Convertible Security, Series A (included in Exhibit 4.4).

     4.7 Form of 7%  Convertible  Subordinated  Debenture  (included  in Exhibit
4.5).

     4.8 Preferred Securities Guarantee Agreement, dated as of March 11, 1997, between Apple South, Inc., as Guarantor, and First Union National Bank of Georgia, as Preferred Guarantee Trustee. (10)

     4.9 Registration Rights Agreement, dated as of March 11, 1997 among Apple South, Inc., Apple South Financing I, J.P. Morgan Securities, Inc., and Smith Barney, Inc. (10)

     4.10 Solicitation of Consents to Proposed Amendments to 9.75% Senior Notes due 2006 of Apple South, Inc. (13)

     10.1 Apple South, Inc. 1988 Stock Option Plan. (1)

     10.2 Form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (1) (6)

     10.3 Form of Apple South, Inc. Director's Indemnification Agreement executed by and between the Company and each member of its Board of Directors.
(1)

     10.4 Form of Apple South, Inc. Officer's Indemnification Agreement executed between the Company and each of its executive officers. (1)

     10.5 Apple South, Inc. Employee Stock Ownership Plan and Trust. (1) (6)

     10.6 Apple South, Inc. Profit Sharing Plan and Trust. (1) (6)

     10.7 Amendment No. 2 to the Apple South, Inc. Employee Stock Ownership Plan and Trust, dated November 22, 1993. (2)

     10.8 Apple South, Inc. [Restated] Profit Sharing Plan and Trust dated October 26, 1993. (2)

     10.9 Amended form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (2)

     10.10 Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.11 Form of Stock Option Agreement under the Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.12 Second Amended and Restated Credit Agreement, dated March 1, 1998, among Apple South, Inc. Wachovia Bank, National Association, as agent for the lenders, and the Banks listed as parties thereto. (11)

     10.13 Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.14 First amendment, dated as of March 27, 1998, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (12)

     10.15 Second amendment, dated as of August 14, 1998, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

     10.16 Third amendment, dated as of November 13, 1998, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

     10.17 Fourth amendment, dated as of February 22, 1999, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

     10.18 $70 million Credit Agreement, dated December 10, 1997, among Apple South, Inc., Wachovia Bank, National Association, as agent for the lenders, and the Banks listed as parties thereto. (11)

     10.19 $100 million Credit Agreement, dated April 1, 1998, among Apple South, Inc., Wachovia Bank, National Association, as agent for the banks, and the banks listed as parties thereto. (12)

     10.20 First amendment, dated as of June 1, 1998, to $100 million Credit Agreement, dated April 1, 1998, among Apple South, Inc., Wachovia Bank, National Association, as agent for the banks, and the banks listed as parties thereto.

     10.21 Second amendment, dated as of October 15, 1998, to $100 million Credit Agreement, dated April 1, 1998, among Apple South, Inc., Wachovia Bank, National Association, as agent for the banks, and the banks listed as parties thereto.

     10.22 Third amendment, dated as of January 22, 1999, to $100 million Credit Agreement, dated April 1, 1998, among Apple South, Inc., Wachovia Bank, National Association, as agent for the banks, and the banks listed as parties thereto.

     10.23 $30 million Credit Agreement, dated May 8, 1998, among Apple South, Inc. as borrower and First Union National Bank as lender.

     10.24 First amendment, dated as of June 28, 1998, to $30 million Credit Agreement, dated May 8, 1998, among Apple South, Inc. as borrower and First Union National Bank as lender.

     10.25 Second amendment, dated as of November 17, 1998, to $30 million Credit Agreement, dated May 8, 1998, among Apple South, Inc. as borrower and First Union National Bank as lender.

     10.26 Third amendment, dated as of February 26, 1999, to $30 million Credit Agreement, dated May 8, 1998, among Apple South, Inc. as borrower and First Union National Bank as lender.

     10.27 $30 million Supplemental Credit Facility Agreement, dated December 24, 1998, among Avado Brands, Inc. and Wachovia Capital Investments, Inc.

     10.28 Addendum 1, dated as of February 26, 1999, to $30 million Supplemental Credit Facility Agreement, dated December 24, 1998, among Avado Brands, Inc. and Wachovia Capital Investments, Inc.

     10.29 Addendum 2, dated as of March 8, 1999, to $30 million Supplemental Credit Facility Agreement, dated December 24, 1998, among Avado Brands, Inc. and Wachovia Capital Investments, Inc.

     13.1 Excerpts from Annual Report to Shareholders for the fiscal year ended January 3, 1999.

     22.1 Subsidiaries of the Registrant.

     23.1 Consent of KPMG LLP.

     27.1 Financial Data Schedule (EDGAR version only).

     99.1 Safe harbor under the Private Securities Litigation Reform Act of 1995. (8)

     ---------------------------------------------------------------------------
     (1) Incorporated by reference to the corresponding exhibit number filed with the registrant's Registration Statement on Form S-1, File No. 33-42662.

     (2) Incorporated by reference to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

     (3) Incorporated by reference to the registrant's Current Report on Form 8-K dated October 13, 1998.

     (4) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended October 1, 1995.

     (5) Incorporated by reference to the registrant's registration statement on Form S-3, File No. 333-02958.

     (6) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (7) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 30, 1997.

     (8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 29, 1997.

     (9) Incorporated by reference to the registrant's Report on Form 8-K dated January 15, 1998.

     (10) Incorporated by reference to the registrants's registration statement on Form S-3, File No. 333-25205.

     (11) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended December 28, 1997.

     (12) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 29, 1998.

     (13) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 28, 1998.

     (14) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 27, 1998.

     (15) Incorporated by reference to the registrant's Report on Form 8-K dated September 14, 1998.