Form 10-Q
period 1999-04-04
AVADO BRANDS INC
filed 1999-05-19
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 4, 1999

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission File Number: 0-19542


                               AVADO BRANDS, INC.
             (Exact name of registrant as specified in its charter)


               Georgia                                         59-2778983
----------------------------------------                 -----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

 Hancock at Washington, Madison, GA                               30650
----------------------------------------                 -----------------------
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

                                                               X Yes        No

     As of May 17, 1999, there were 29,134,214 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED APRIL 4, 1999


                                      INDEX


Part I - Financial Information                                             Page

        Item 1 -  Consolidated Financial Statements:

                  Consolidated Statements of Earnings..........................3

                  Consolidated Balance Sheets..................................4

                  Consolidated Statements of Shareholders' Equity and
                  Comprehensive Income.........................................5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements...................7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................9

        Item 3 -  Quantitative and Qualitative Disclosures About
                  Market Risk.................................................13

Part II - Other Information

        Item 6 -  Exhibits and Reports on Form 8-K............................15

Signature         ............................................................16

Avado Brands, Inc.
Consolidated Statements of Earnings
(Unaudited)

(In thousands, except per share data)
                                                                                                    Quarter Ended
------------------------------------------------------------------------------------------------------------------------
                                                                                                 April 4,    March 29,
                                                                                                   1999        1998
------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Canyon Cafe                                                                               $      11,899      11,981
    Don Pablo's                                                                                      74,372      59,263
    Hops                                                                                             32,532      23,327
    McCormick & Schmick's                                                                            27,805      21,342
    Applebee's                                                                                       17,467     125,763
------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                                                    164,075     241,676
------------------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
    Food and beverage                                                                                45,644      67,317
    Payroll and benefits                                                                             51,187      78,648
    Depreciation and amortization                                                                     4,892       4,204
    Other operating expenses                                                                         36,702      56,458
------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                                                       138,425     206,627
------------------------------------------------------------------------------------------------------------------------
General and administrative expenses                                                                   9,840      12,915
------------------------------------------------------------------------------------------------------------------------
Operating income                                                                                     15,810      22,134
------------------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                                                                            (4,941)     (7,139)
    Distributions on preferred securities                                                            (2,012)     (2,012)
    Gain on disposal of assets held for sale                                                          1,350      49,000
    Income (loss) from investments carried at equity                                                   (133)        703
    Other, primarily goodwill amortization                                                             (972)     (1,322)
------------------------------------------------------------------------------------------------------------------------
          Total other income (expense)                                                               (6,708)     39,230
------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative
   effect of change in accounting principle                                                           9,102      61,364
Income taxes                                                                                          3,150      22,825
------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of
   change in accounting principle                                                                     5,952      38,539
------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
   principle, net of tax benefit                                                                          -       1,461
------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                  $       5,952      37,078
========================================================================================================================

Basic earnings per common share:
      Basic earnings before cumulative effect of
            change in accounting principle                                                    $        0.19        0.99
      Cumulative effect of change in accounting principle                                                 -       (0.04)
------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                                               $        0.19        0.95
========================================================================================================================

Diluted earnings per common share:
      Diluted earnings before cumulative effect of
            change in accounting principle                                                    $        0.19        0.85
      Cumulative effect of change in accounting principle                                                 -       (0.03)
------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                                             $        0.19        0.82
========================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  April 4,                Jan. 3,
                                                                                                    1999                   1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                                 $      794                  7,216
      Short-term investments                                                                            53                     27
      Accounts receivable                                                                            8,049                  9,124
      Inventories                                                                                    8,960                  8,599
      Prepaid expenses and other                                                                     6,740                  3,205
      Assets held for sale                                                                          39,481                 72,814
------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                     64,077                100,985

Premises and equipment, net                                                                        382,539                367,587
Goodwill, net                                                                                      137,127                138,005
Investments in and advances to unconsolidated affiliates                                            17,095                 16,106
Other assets                                                                                        41,311                 47,914
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $  642,149                670,597
====================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                                          $   32,367                 28,474
      Accrued liabilities                                                                           34,714                 42,053
      Current installments of long-term debt                                                       137,491                140,500
      Income taxes                                                                                  32,229                 28,091
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                               236,801                239,118

Long-term debt                                                                                     116,957                116,978
Deferred income taxes                                                                                8,200                  8,200
Other long-term liabilities                                                                          8,509                  8,177
------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                       370,467                372,473
------------------------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                           115,000                115,000
Temporary equity, net                                                                               39,849                 71,095
Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                                    -                      -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,478,760 issued in 1998 and 1997                                                           405                    405
      Additional paid-in capital                                                                    94,588                 63,431
      Retained earnings                                                                            167,985                162,411
      Accumulated other comprehensive income                                                          (317)                    24
      Treasury stock at cost; 11,344,546 shares in 1999 and 8,910,174
           shares in 1998                                                                         (145,828)              (114,242)
------------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                              116,833                112,029
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $  642,149                670,597
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                     Additional                 Other                     Total
                                                   Common Stock        Paid-in    Retained  Comprehensive   Treasury   Shareholders'
                                                Shares      Amount     Capital    Earnings      Income        Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 3, 1999                       40,479      $405      $63,431    $162,411        $24       ($114,242)    $112,029
Comprehensive income:
     Net earnings                                     -         -            -       5,952          -               -        5,952
     Foreign currency translation adjustment          -         -            -           -       (341)              -         (341)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                            -         -            -       5,952       (341)              -        5,611
------------------------------------------------------------------------------------------------------------------------------------
Purchase of common stock                              -         -            -           -          -         (32,435)     (32,435)
Common stock issued to ESOP and ESPP                  -         -         (264)          -          -             849          585
Temporary equity                                      -         -       31,421           -          -               -       31,421
Cash dividends ($0.0125 per share)                    -         -            -        (378)         -               -         (378)
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 4, 1999                         40,479      $405      $94,588    $167,985      ($317)      ($145,828)    $116,833
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
                                                                                                 Quarter Ended
---------------------------------------------------------------------------------------------------------------------
                                                                                             April 4,      March 29,
                                                                                              1999           1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                        $    5,952         37,078
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                                   6,332          5,665
               Deferred income taxes                                                               -          1,769
               Gain on disposal of assets                                                     (1,350)       (49,000)
               Loss (income) from investments carried at equity                                  133           (703)
               (Increase) decrease in assets:
                    Accounts receivable                                                        1,071         (3,012)
                    Inventories                                                                 (772)          (883)
                    Prepaid expenses and other                                                (2,043)        (2,233)
                Increase (decrease) in liabilities:
                     Accounts payable                                                          3,893         (3,080)
                     Accrued liabilities                                                      (8,861)         8,690
                     Income taxes                                                              4,138         18,049
                     Other long-term liabilities                                                 332          1,106
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities                       8,825         13,446
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                   (22,173)       (40,088)
      Proceeds from disposal of assets, net                                                   45,643            414
      (Increase) decrease in short-term investments                                              (26)            10
      Investments in and advances to unconsolidated affiliates                                (1,463)        (6,079)
      Additions to other assets                                                               (1,560)          (370)
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) investing activities            20,421        (46,113)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from (repayment of) revolving credit agreements                            (3,009)        32,966
      Principal payments on long-term debt                                                       (21)           (53)
      Dividends declared and paid                                                               (378)          (405)
      Purchase of treasury stock                                                             (32,435)          (113)
      Net collateral payments on equity forward contracts                                        175              -
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) financing activities           (35,668)        32,395
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          (6,422)          (272)
Cash and cash equivalents at the beginning of the period                                       7,216          2,503
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                        $      794          2,231
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 4, 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended April 4, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.

NOTE 2 - ASSET DIVESTITURES

By the end of the first quarter of 1999, the Company had completed the divestiture of 254 of its 279 Applebee's restaurants, including the divestiture of 21 restaurants for proceeds of $35.1 million during the quarter. Subsequent to the end of the first quarter, sale of the Applebee's brand was completed with the divestiture of the remaining 25 locations. Gross proceeds related to the Applebee's divestiture were $514.0 million including $11.3 million in notes.

NOTE 3 - SHAREHOLDERS' EQUITY

Cash dividends declared and paid in the quarter ended April 4, 1999 totaled $0.0125 per share. On May 4, 1999, the Company declared a cash dividend of $0.015 per share, payable on May 31, 1999 to shareholders of record on May 14, 1999.

In 1998, third parties purchased a total of 8.3 million shares of the Company's common stock at an average price per share of $13.36 (or a total acquisition cost of $110.9 million) pursuant to four equity forward contracts. Upon expiration of the contracts, the Company has the option to (i) acquire the shares at the third parties' average acquisition cost as described above or (ii) instruct the third parties to sell the shares in the market and settle in cash any appreciation or depreciation in the market value of the stock at the sale date compared to the acquisition cost described above. Any such appreciation or depreciation in the value of the shares would be reflected in equity and would not impact net earnings. One of these contracts for 2.0 million shares was settled in December 1998, and the Company exercised its option to acquire the related shares for $29.9 million. An additional contract for 2.5 million shares was settled in March 1999, and the Company acquired the related shares for $32.4 million. At April 4, 1999, two equity forward contracts covering 3.8 million shares were pending settlement. The third parties' total acquisition price for these shares of $50.4 million, net of a $10.5 million collateral deposit made by the Company with a third party, is reflected as "Temporary equity, net" in the

April 4, 1999 consolidated balance sheet. The remaining two contracts expire, unless renewed, in June and July of 1999.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

For the quarters ended April 4, 1999 and March 29, 1998, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                                1999       1998
                                                          ----------------------
       Interest paid (net of amounts capitalized)           $  2,171      3,977
       Distributions paid on preferred securities           $  2,012      2,012
       Income taxes paid (refunded)                         $   (988)     2,254

As discussed in Note 2, during the first quarter of 1999 the Company sold 21 Applebee's restaurants. The accompanying consolidated balance sheet reflects changes in asset and liability accounts related to the divestiture of these restaurants as follows: decrease in assets held for sale of $32.8 million, decreases in assets not classified as held for sale of $5.6 million and increases in accrued liabilities of $1.3 million.

NOTE 5 - INCOME TAXES

Income tax expense as a percent of earnings before income taxes was 34.6% in the first quarter of 1999 compared to 37.2% in the corresponding period of 1998. Income tax reflects, for each period, the blend of taxes on operations provided at 34.0% and taxes on the gain on disposal of assets held for sale provided at 38.0%.

NOTE 6 - CONTINGENCIES

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

Item 2.

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       For the Quarter Ended April 4, 1999


Consolidated Overview

By the end of the first quarter of 1999, the Company had completed the divestiture of 254 of its 279 Applebee's restaurants, including the divestiture of 21 restaurants for proceeds of $35.1 million during the quarter. Subsequent to the end of the first quarter, sale of the Applebee's brand was completed with the divestiture of the remaining 25 locations. Gross proceeds related to the Applebee's divestiture were $514.0 million including $11.3 million in notes.

Consolidated restaurant sales for the first quarter of 1999 were $164.1 million compared to $241.7 million for the same period of 1998, reflecting fewer units in the Applebee's brand which comprised 11% of revenues in the first quarter of 1999 compared to 52% in the first quarter of 1998. Restaurant operating expenses decreased to 84.4% of sales compared to 85.5% for the corresponding period of 1998. The decrease was primarily a result of a decrease in payroll and benefits generated by the declining impact of increased payroll and benefits incurred at Applebee's during 1998 and 1999 as a result of performance-based, pay-to-stay bonus programs implemented to control management turnover and operating costs during the divestiture period. This decrease was partially offset by an increase in depreciation and amortization due primarily to a decrease in the impact of Applebee's fixed assets which were not depreciated due to their "held for sale" status.


Core Brands

During the first quarter, the Company opened 11 restaurants in its "Core" brands, which include Canyon Cafe, Don Pablo's, Hops and McCormick & Schmick's. In addition, the Company opened one restaurant with each of its joint venture partners Belgo Group PLC and PizzaExpress PLC and closed three core brand restaurants. The following table presents core brand restaurants open as of the end of the first quarters of 1999 and 1998:

                                                         1999           1998
    -------------------------------------------------------------------------
    Canyon Cafe                                            18             17
    Don Pablo's                                           129             98
    Hops                                                   51             35
    McCormick & Schmick's                                  22             19
    =========================================================================
         Total                                            220            169
    =========================================================================

The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the quarters ended April 4, 1999 and March 29, 1998 on a pro forma basis (assuming sale of the Applebee's brand was completed by December 28, 1997):


--------------------------------------------------------------------------------
                                             Pro Forma              Pro Forma
                                           Quarter Ended          Quarter Ended
                                              April 4,              March 29,
                                                1999                  1998
--------------------------------------------------------------------------------
Restaurant sales:
   Canyon Cafe                                  8.1%                 10.3%
   Don Pablo's                                 50.7%                 51.1%
   Hops                                        22.2%                 20.1%
   McCormick & Schmick's                       19.0%                 18.4%
--------------------------------------------------------------------------------
     Total restaurant sales                   100.0%                100.0%
--------------------------------------------------------------------------------
Restaurant operating expenses:
   Food and beverage                           27.9%                 28.1%
   Payroll and benefits                        30.8%                 30.3%
   Depreciation and amortization                3.3%                  3.6%
   Other operating expenses                    22.5%                 23.0%
--------------------------------------------------------------------------------
     Total restaurant operating expenses       84.5%                 85.0%
--------------------------------------------------------------------------------
Income from restaurant operations              15.5%                 15.0%

General and administrative expenses             6.4%                  7.7%
--------------------------------------------------------------------------------
Operating income                                9.1%                  7.3%
================================================================================

Restaurant sales in core brands increased 26% to $146.6 million in the first quarter of 1999 compared to $115.9 million for the same period of 1998. Increased core brand revenues were primarily attributable to a full quarters' sales from 59 restaurants opened in 1998 and a partial quarters' sales from 11 restaurants opened in 1999. On a consolidated core brand basis, same-store sales for the first quarter of 1999 were 1% positive compared to the same period of 1998 (same-store sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). Adjusted for the impact of the Easter holiday, same-store sales comparisons were positive for the first quarter in three core brands which represent 92% of first quarter core brand revenues.

Restaurant operating expenses in core brands decreased 0.5% to 84.5% compared to the corresponding period of the prior year. The resulting increase in core brand income from restaurant operations was primarily attributable to (i) a 0.5% decrease in other operating expenses resulting from lower manager training costs associated with the Don Pablo's reduced 1999 development schedule and lower preopening costs at McCormick & Schmick's and Canyon Cafe as a result of no openings in the first quarter of 1999 compared to two openings for each brand in the first quarter of 1998 and (ii) a 0.2% decrease in food and beverage expenses generated primarily by cost reductions at Hops associated with centralized distribution and buying. These expense decreases were partially offset by a 0.5% increase in payroll and benefit costs related primarily with initiatives to increase guest satisfaction which included increased management staffing at Hops and Don Pablo's.

General and administrative expenses for the pro forma quarter ended April 4, 1999 versus pro forma 1998 decreased 1.3% to 6.4%. The resulting increase in operating income was primarily attributable to initiatives begun in the fourth quarter of 1998 to reorganize management and reduce overhead costs as well as leverage gained from increased sales in core brands.


Interest and Other Expenses

Interest expense was $4.9 million in the first quarter of 1999 compared to $7.1 million for the first quarter of 1998. The decrease was primarily attributable to lower average borrowings under revolving credit agreements, somewhat offset by higher average borrowing rates.

Loss from investments carried at equity for the first quarter of 1999 primarily reflects income from the Company's 20% equity interest in Belgo Group PLC which was more that offset by preopening expenses associated with the opening of a Belgo restaurant in New York under the Company's joint venture agreement with Belgo Group PLC.

Income tax expense as a percent of earnings before income taxes was 34.6% in the first quarter of 1999 compared to 37.2% in the corresponding period of 1998. Income tax reflects, for each period, the blend of taxes on operations provided at 34.0% and taxes on the gain on disposal of assets held for sale provided at 38.0%.

Net earnings for the first quarter of 1999 was $6.0 million and included a $0.8 million after-tax gain on disposal of assets held for sale. Net earnings for the first quarter of 1998 was $37.1 million and included a $30.4 million after-tax gain on disposal of assets held for sale and a $1.5 million after-tax charge related to a change in accounting principle requiring the expensing of preopening costs as incurred.


Liquidity and Capital Resources

The Company's historical and projected growth and its preference to own its real estate cause it to be a net user of cash, even after a significant amount of expansion financing is internally generated from operations. Principal sources of funds in the first quarter of 1999 consisted of proceeds from disposal of assets of $45.6 million and cash generated from operations of $8.8 million. The primary uses of funds consisted of treasury stock acquired through settlement of an equity forward agreement of $32.4 million and capital expenditures of $22.2 million.

Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company operates with negative working capital. Increases in accounts receivable, prepaid expenses and other, inventory, accounts payable and accrued liabilities occurred during the first quarter of 1999 primarily as a result of new restaurant openings. In some instances, these increases were more than offset by decreases resulting from divested Applebee's restaurants. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program. In the first quarter of 1999, the decrease in other assets was primarily related to the sale of properties which had been initially leased to the buyers of certain Applebee's markets.

Capital expenditures during the first quarter of 1999 provided for the opening of seven Don Pablo's and four Hops restaurants in addition to ongoing refurbishments of existing restaurants. Capital requirements for the construction of new core restaurants are expected to approximate $58 million for the remainder of 1999 and $120 million in 2000, over half of which is expected to be generated internally. In addition, the process for a private placement of $100 million of senior subordinated notes is currently underway. The proposed sale of the notes is expected to close contemporaneously with a new $125 million bank revolving credit facility during the second quarter of 1999. Management believes that the proceeds from the senior subordinated note offering, together with proceeds from the new revolving credit facility and cash flow from operations will provide funding sufficient to satisfy the Company's expansion plans through fiscal 2000.

In 1998, third parties purchased a total of 8.3 million shares of the Company's common stock at an average price per share of $13.36 (or a total acquisition cost of $110.9 million) pursuant to four equity forward contracts. Upon expiration of the contracts, the Company has the option to (i) acquire the shares at the third parties' average acquisition cost as described above or (ii) instruct the third parties to sell the shares in the market and settle in cash any appreciation or depreciation in the market value of the stock at the sale date compared to the acquisition cost described above. Any such appreciation or depreciation in the value of the shares would be reflected in equity and would not impact net earnings. One of these contracts for 2.0 million shares was settled in December 1998, and the Company exercised its option to acquire the related shares for $29.9 million. An additional contract for 2.5 million shares was settled in March 1999, and the Company acquired the related shares for $32.4 million. At April 4, 1999, two equity forward contracts covering 3.8 million shares were pending settlement. The third parties' total acquisition price for these shares of $50.4 million, net of a $10.5 million collateral deposit made by the Company with a third party, is reflected as "Temporary equity, net" in the April 4, 1999 consolidated balance sheet. The remaining two contracts expire, unless renewed, in June and July of 1999. The Company currently intends to acquire these shares on or before the expiration dates.

Acquisition of the shares represented by the remaining equity forward contracts is contingent on the Company's ability to obtain financing and maintain compliance with various provisions of its Senior Notes and revolving credit agreements. Management believes that the Company will be able to acquire all shares pending settlement and that proceeds from the completed Applebee's divestiture together with credit availability under new and existing credit facilities and cash flow from operations will be sufficient to satisfy the Company's obligations upon expiration of the remaining contracts.


Effect of Inflation

Management believes that inflation has not had a material effect on earnings during the past several years. Inflationary increases in the cost of labor, food and other operating costs could adversely affect the Company's restaurant operating margins. In the past, however, the Company generally has been able to modify its operations, including raising prices, to offset increases in its operating costs.


Forward-Looking Information

Certain  information  contained  in this  Form  10-Q,  particularly  information regarding future economic performance and finances, restaurant development plans, capital requirements and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. Furthermore, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the casual dining restaurant industry, which remains intense; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new restaurant development; government monetary and fiscal policies; laws and regulations and governmental initiatives such as minimum wage rates and taxes. Other factors that may cause actual results to differ from the forward-looking statements contained in this release and that may affect the Company's prospects in general are described in Exhibit 99.1 to the Company's Form 10-Q for the fiscal quarter ended June 29, 1997, and the Company's other filings with the Securities and Exchange Commission.


Year 2000

Historically, certain computer programs were written and certain computer chips were designed using two-digit year designations. These programs and chips may experience problems handling dates beyond 1999. Incomplete or untimely resolution of these problems by the Company, by its critical suppliers, or by governmental entities could have a material adverse effect on the Company's consolidated financial position or results of operations. Work on Year 2000 related issues began in 1997 with executive awareness programs and the engagement of outside consultants to assist in developing a consistent Year 2000 methodology, time line and project plan. An inventory and assessment of information technology ("IT") systems as well as non-IT systems was completed during 1998, and the solution implementation and testing phases have been substantially completed. As the Company has invested primarily in licensed software rather than developing it internally, remediation efforts and related expenditures have not been material. An evaluation of key suppliers to determine the status of their Year 2000 compliance programs is also in process. Currently, management does not anticipate any material adverse effects related to the Year 2000. Contingency plans, however, are being developed to address all aspects of operation level functionality and vendor management in the event unforeseen circumstances arise.


New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, which is effective for the Company's first quarter financial statements in fiscal 2000, establishes standards for the accounting and reporting of derivative instruments and hedging activities. The Company has not completed its evaluation of the impact, if any, that adoption of this statement will have on its consolidated financial position or results of operations.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates primarily to variable rate U.S. LIBOR obligations on revolving credit agreements. Interest rate swap agreements are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. Two interest rate swap agreements are currently in place under which the Company pays an average of certain foreign LIBOR-based variable rates. These agreements also contain interest rate caps which further limit interest rate exposures. If interest rates related to the Company's U.S. LIBOR obligations increased by 100 basis points over the rates in effect at April 4, 1999, interest expense for the remainder of fiscal 1999, after considering the effects of interest rate swap agreements, would increase by approximately $1.0 million. If an additional 100 basis point interest rate increase occurred in the Company's foreign LIBOR-based obligations, interest expense in 1999 would increase by an additional $0.9 million. These amounts were determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. The analyses do not consider the effects of the overall reduced debt levels anticipated in 1999. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate interest rate exposures.

The Company purchases certain commodities such as beef, chicken, flour and cooking oil. Purchases of these commodities are generally based on vendor agreements which often contain contractual features that limit the price paid by establishing price floors or caps. As commodity price aberrations are generally short term in nature and have not historically had a significant impact on operating performance, financial instruments are not used to hedge commodity price risk.

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

      The Company filed a Current Report on Form 8-K, dated May 17, 1999, which disclosed, pursuant to Item 2 of Form 8-K, the Company's completion of the sale of its franchised Applebee's Neighborhood Grill & Bar restaurants.

Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Avado Brands, Inc.
                                                   (Registrant)





Date:   May 19, 1999                     By: /s/ Erich J. Booth
                                             -----------------------------------
                                             Erich J. Booth
                                             Chief  Financial Officer and
                                             Corporate Treasurer

                                             /s/ Louis J. Profumo
                                             -----------------------------------
                                             Louis J. Profumo
                                             Senior Vice President of Finance
                                             and Chief Accounting Officer