Form 10-Q
period 1999-07-04
AVADO BRANDS INC
filed 1999-08-18
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 4, 1999

                                       or

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

                                                               X Yes        No

     As of August 17, 1999, there were 25,339,342 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JULY 4, 1999


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

                  Consolidated Balance Sheets..................................4

                  Consolidated Statements of Shareholders' Equity and
                  Comprehensive Income.........................................5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements...................7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............12

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

Avado Brands, Inc.
Consolidated Statements of Earnings
(Unaudited)

(In thousands, except per share data)
                                                                       Quarter Ended                Six Months Ended
------------------------------------------------------------------------------------------------------------------------
                                                                    July 4,      June 28,         July 4,      June 28,
                                                                     1999         1998             1999         1998
------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Canyon Cafe                                                  $   11,179        11,882          23,078        23,863
    Don Pablo's                                                      84,083        66,416         158,455       125,679
    Hops                                                             35,173        25,560          67,705        48,887
    McCormick & Schmick's                                            30,577        25,361          58,382        46,703
    Applebee's                                                        3,709       110,624          21,176       236,387
------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                    164,721       239,843         328,796       481,519
------------------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
    Food and beverage                                                47,336        67,380          92,980       134,697
    Payroll and benefits                                             50,346        77,327         101,533       155,975
    Depreciation and amortization                                     4,791         4,184           9,683         8,388
    Other operating expenses                                         38,220        55,899          74,922       112,357
------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                       140,693       204,790         279,118       411,417
------------------------------------------------------------------------------------------------------------------------
General and administrative expenses                                   9,014        12,281          18,854        25,196
------------------------------------------------------------------------------------------------------------------------
Operating income                                                     15,014        22,772          30,824        44,906
------------------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                                            (4,293)       (7,214)         (9,234)      (14,353)
    Distributions on preferred securities                            (2,013)       (2,013)         (4,025)       (4,025)
    Gain (loss) on disposal of assets held for sale                     920        (2,303)          2,270        46,697
    Income (loss) from investments carried at equity                    (97)           84            (230)          787
    Other, primarily goodwill amortization                             (888)       (1,901)         (1,860)       (3,223)
------------------------------------------------------------------------------------------------------------------------
          Total other income (expense)                               (6,371)      (13,347)        (13,079)       25,883
------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative
   effect of change in accounting principle                           8,643         9,425          17,745        70,789
Income taxes                                                          2,675         3,100           5,825        25,925
------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of
   change in accounting principle                                     5,968         6,325          11,920        44,864
------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
   principle, net of tax benefit                                          -             -               -         1,461
------------------------------------------------------------------------------------------------------------------------
Net earnings                                                     $    5,968         6,325          11,920        43,403
========================================================================================================================

Basic earnings per common share:
      Basic earnings before cumulative effect of
            change in accounting principle                       $     0.21          0.17            0.40          1.18
      Cumulative effect of change in accounting principle                 -             -               -         (0.04)
------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                  $     0.21          0.17            0.40          1.14
========================================================================================================================

Diluted earnings per common share:
      Diluted earnings before cumulative effect of
            change in accounting principle                       $     0.20          0.17            0.39          1.03
      Cumulative effect of change in accounting principle                 -             -               -         (0.03)
------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                $     0.20          0.17            0.39          1.00
========================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  July 4,                Jan. 3,
                                                                                                    1999                   1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                                 $    1,121                  7,216
      Short-term investments                                                                             -                     27
      Accounts receivable                                                                            7,754                  9,124
      Inventories                                                                                    9,167                  8,599
      Prepaid expenses and other                                                                    11,811                  3,205
      Assets held for sale                                                                           2,339                 72,814
------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                     32,192                100,985

Premises and equipment, net                                                                        398,878                367,587
Goodwill, net                                                                                      136,309                138,005
Investments in and advances to unconsolidated affiliates                                            17,505                 16,106
Other assets                                                                                        46,061                 47,914
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $  630,945                670,597
====================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                                          $   33,285                 28,474
      Accrued liabilities                                                                           30,821                 42,053
      Current installments of long-term debt                                                            22                140,500
      Income taxes                                                                                  29,519                 28,091
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                93,647                239,118

Long-term debt                                                                                     286,509                116,978
Deferred income taxes                                                                                8,200                  8,200
Other long-term liabilities                                                                          7,883                  8,177
------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                       396,239                372,473
------------------------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                           115,000                115,000
Temporary equity, net                                                                                    -                 71,095
Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                                    -                      -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,478,760 issued in 1999 and 1998                                                           405                    405
      Additional paid-in capital                                                                   144,941                 63,431
      Retained earnings                                                                            173,516                162,411
      Accumulated other comprehensive income                                                          (491)                    24
      Treasury stock at cost; 15,139,418 shares in 1999 and 8,910,174
           shares in 1998                                                                         (198,665)              (114,242)
------------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                              119,706                112,029
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $  630,945                670,597
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                     Additional                 Other                     Total
                                                   Common Stock        Paid-in    Retained  Comprehensive   Treasury   Shareholders'
                                                Shares      Amount     Capital    Earnings      Income        Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 3, 1999                       40,479      $405      $63,431    $162,411        $24       ($114,242)    $112,029
Comprehensive income:
     Net earnings                                     -         -            -       5,952          -               -        5,952
     Foreign currency translation adjustment          -         -            -           -       (341)              -         (341)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                            -         -            -       5,952       (341)              -        5,611
------------------------------------------------------------------------------------------------------------------------------------
Purchase of common stock                              -         -            -           -          -         (32,435)     (32,435)
Common stock issued to ESOP and ESPP                  -         -         (264)          -          -             849          585
Settlement of equity forward contracts                 -         -       31,421           -          -               -       31,421
Cash dividends ($0.0125 per share)                    -         -            -        (378)         -               -         (378)
------------------------------------------------------------------------------------------------------------------------------------

Balance at April 4, 1999                         40,479       405       94,588     167,985       (317)       (145,828)     116,833
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings                                     -         -            -       5,968          -               -        5,968
     Foreign currency translation adjustment          -         -            -           -       (174)              -         (174)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                            -         -            -       5,968       (174)              -        5,794
------------------------------------------------------------------------------------------------------------------------------------
Purchase of common stock                              -         -            -           -          -         (52,902)     (52,902)
Common stock issued to ESOP and ESPP                  -         -          (35)          -          -              65           30
Settlement of equity forward contracts                -         -       50,388           -          -               -       50,388
Cash dividends ($0.015 per share)                     -         -            -        (437)         -               -         (437)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 4, 1999                          40,479      $405     $144,941    $173,516      ($491)      ($198,665)    $119,706
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
                                                                                                Six Months Ended
---------------------------------------------------------------------------------------------------------------------
                                                                                             July 4,       June 28,
                                                                                              1999           1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                        $   11,920         43,403
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                                  12,555         12,051
               Deferred income taxes                                                               -          2,469
               Gain on disposal of assets                                                     (2,270)       (46,697)
               Loss (income) from investments carried at equity                                  230           (787)
               (Increase) decrease in assets:
                    Accounts receivable                                                        1,366         (5,703)
                    Inventories                                                               (1,395)          (995)
                    Prepaid expenses and other                                                (8,949)        (4,124)
                Increase (decrease) in liabilities:
                     Accounts payable                                                          4,519          5,524
                     Accrued liabilities                                                     (12,348)           (98)
                     Income taxes                                                              1,428         16,043
                     Other long-term liabilities                                                (294)           954
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities                       6,762         22,040
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                   (45,928)       (74,078)
      Acquisition of businesses, net of cash acquired                                              -         (2,325)
      Proceeds from disposal of assets, net                                                   85,445        101,420
      Decrease in short-term investments                                                          27             10
      Investments in and advances to unconsolidated affiliates                                (2,144)        (9,518)
      Additions to other assets                                                                 (778)        (9,769)
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by investing activities                      36,622          5,740
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from (repayment of) revolving credit agreements                           (69,487)         4,765
      Proceeds from issuance of long-term debt, net                                           95,467              -
      Principal payments on long-term debt                                                       (21)             -
      Dividends declared and paid                                                               (815)          (911)
      Purchase of treasury stock                                                             (85,337)       (30,431)
      Net collateral payments on equity forward contracts                                     10,714              -
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) financing activities           (49,479)       (26,577)
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          (6,095)         1,203
Cash and cash equivalents at the beginning of the period                                       7,216          2,503
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                        $    1,121          3,706
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 4, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 4, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.

NOTE 2 - ASSET DIVESTITURES

In 1999, the Company completed the divestiture of its 279 Applebee's restaurants, including the divestiture of 21 restaurants for proceeds of $35.1 million completed during the first quarter and the divestiture of the final 25 locations for proceeds of $43.8 million completed during the second quarter. Gross proceeds related to the Applebee's divestiture were $514.0 million including $10.9 million in notes outstanding at July 4, 1999.

NOTE 3 - LONG-TERM DEBT

In June 1999, the Company completed the private placement of $100 million of 11.75% senior subordinated notes due June 15, 2009. The notes were priced at
98.561 to yield 12.0%. Subsequent to July 4, 1999, the notes were registered under the Securities Act of 1933. Simultaneously with the notes offering, a new, three-year $125 million bank revolving credit facility was executed. The Company's existing credit facilities were refinanced with proceeds from the notes offering and the new credit facility. At July 4, 1999, approximately $56 million was available under revolving credit agreements.

NOTE 4 - SHAREHOLDERS' EQUITY

Cash dividends declared and paid in the quarter ended July 4, 1999 totaled $0.015 per share. On August 4, 1999, the Company declared a cash dividend of $0.015 per share, payable on August 31, 1999 to shareholders of record on August 16, 1999.

In 1998, third parties purchased a total of 8.3 million shares of the Company's common stock at an average price per share of $13.36 (or a total acquisition cost of $110.9 million) pursuant to four equity forward contracts. One of these contracts for 2.0 million shares was settled in December 1998, and the Company acquired the related shares for $29.9 million. An additional contract for 2.5 million shares was settled in March 1999, and the Company acquired the related shares for $32.4 million. During the second quarter of 1999, the Company settled its two final equity forward contracts and acquired the related 3.8 million shares for $52.9 million.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

For the six-month periods ended July 4, 1999 and June 28, 1998, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                              1999       1998
                                                        ------------------------
       Interest paid (net of amounts capitalized)          $ 9,313      14,580
       Distributions paid on preferred securities          $ 4,025       4,025
       Income taxes paid                                   $ 4,397       6,660
       Net cash used for acquisitions                      $     -       2,325


As discussed in Note 2, during the first six months of 1999 the Company sold 46 Applebee's restaurants. The accompanying consolidated balance sheet reflects changes in asset and liability accounts related to the divestiture of these restaurants as follows: decrease in assets held for sale of $68.7 million, decreases in assets not classified as held for sale of $6.2 million and increases in accrued liabilities of $0.5 million.

NOTE 6 - INCOME TAXES

Income tax expense as a percent of earnings before income taxes was 32.8% in the first six months of 1999 compared to 36.6% in the corresponding period of 1998. Income tax reflects, for each period, taxes on the gain on disposal of assets held for sale provided at 38.0%. Taxes on continuing operations were provided at 32.1% in 1999 compared to 34.0% in 1998. The lower tax rate on 1999 continuing operations primarily reflects an increase in the impact of FICA tip credits and permanent tax planning strategies to reduce state income taxes.

NOTE 7 - CONTINGENCIES

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

NOTE 8 - GUARANTOR SUBSIDIARIES

The Company's senior notes and revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. The Company's indebtedness is not guaranteed by its non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At July 4, 1999 and January 3, 1999, these partnerships in the non-guarantor subsidiaries operated 44 and 36, respectively, of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of July 4, 1999 and January 3, 1999, and condensed consolidated statements of earnings and cash flows for the six-month periods ended July 4, 1999 and June 28, 1998 are provided for such guarantor and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

                                   Condensed Consolidated Statement of Earnings
                                           Six Months Ended July 4, 1999
                                                  (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor       Non-Guarantor
                                                       Subsidiaries      Subsidiaries      Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Restaurant sales                                          $    277,940             50,856               -           328,796
Restaurant operating expenses                                  234,536             44,582               -           279,118
General and administrative expenses                             16,328              2,526               -            18,854
----------------------------------------------------------------------------------------------------------------------------
Operating income                                                27,076              3,748               -            30,824
----------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                         (11,470)            (1,609)              -           (13,079)
Earnings before income taxes                                    15,606              2,139               -            17,745
Income taxes                                                     5,150                675               -             5,825
============================================================================================================================
Net earnings                                              $     10,456              1,464               -            11,920
============================================================================================================================

                                   Condensed Consolidated Statement of Earnings
                                          Six Months Ended June 28, 1998
                                                  (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor       Non-Guarantor
                                                       Subsidiaries      Subsidiaries      Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Restaurant sales                                          $    446,660             34,859               -           481,519
Restaurant operating expenses                                  381,707             29,710               -           411,417
General and administrative expenses                             23,529              1,667               -            25,196
----------------------------------------------------------------------------------------------------------------------------
Operating income                                                41,424              3,482               -            44,906
----------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                          26,522               (639)              -            25,883
Earnings before income taxes and cumulative effect
     of change in accounting principle                          67,946              2,843               -            70,789
Income taxes                                                    24,950                975               -            25,925
----------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of change in
     accounting principle                                       42,996              1,868               -            44,864
Cumulative effect of change in accounting principle,
     net of tax benefit                                          1,461                  -               -             1,461
============================================================================================================================
Net earnings                                              $     41,535              1,868               -            43,403
============================================================================================================================

                                       Condensed Consolidated Balance Sheet
                                                   July 4, 1999
                                                  (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor       Non-Guarantor
                                                       Subsidiaries      Subsidiaries      Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                            $     30,532              1,660               -            32,192
Premises and equipment, net                                    335,506             63,372               -           398,878
Goodwill, net                                                  114,541             21,768               -           136,309
Investments carried at equity                                   17,505                  -               -            17,505
Other assets                                                    45,239                822               -            46,061
Intercompany investments                                        47,687                  -         (47,687)                -
Intercompany advances                                           35,882                  -         (35,882)                -
============================================================================================================================
                                                          $    626,892             87,622         (83,569)          630,945
============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                       $     89,948              3,699               -            93,647
Long-term liabilities                                          302,238                354               -           302,592
Intercompany payables                                                -             35,882         (35,882)                -
Convertible preferred securities                               115,000                  -               -           115,000
Shareholders' equity                                           119,706             47,687         (47,687)          119,706
============================================================================================================================
                                                          $    626,892             87,622         (83,569)          630,945
============================================================================================================================

                                       Condensed Consolidated Balance Sheet
                                                  January 3, 1999
                                                  (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor       Non-Guarantor
                                                       Subsidiaries      Subsidiaries      Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                            $     99,129              1,856               -           100,985
Premises and equipment, net                                    309,919             57,668               -           367,587
Goodwill, net                                                  116,014             21,991               -           138,005
Investments carried at equity                                   16,106                  -               -            16,106
Other assets                                                    47,588                326               -            47,914
Intercompany investments                                        44,699                  -         (44,699)                -
Intercompany advances                                           33,103                  -         (33,103)                -
============================================================================================================================
                                                          $    666,558             81,841         (77,802)          670,597
============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                       $    235,497              3,621               -           239,118
Long-term liabilities                                          132,937                418               -           133,355
Intercompany payables                                                -             33,103         (33,103)                -
Convertible preferred securities                               115,000                  -               -           115,000
Temporary equity, net                                           71,095                  -               -            71,095
Shareholders' equity                                           112,029             44,699         (44,699)          112,029
============================================================================================================================
                                                          $    666,558             81,841         (77,802)          670,597
============================================================================================================================

                                  Condensed Consolidated Statement of Cash Flows
                                           Six Months Ended July 4, 1999
                                                  (In thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                        Guarantor      Non-Guarantor
                                                       Subsidiaries     Subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                 $     1,225             5,537                -           6,762
Cash flows from investing activities:
     Capital expenditures                                     (38,120)           (7,808)               -         (45,928)
     Proceeds from disposal of assets, net                     85,445                 -                -          85,445
     Other investing activities                                (2,399)             (496)               -          (2,895)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            44,926            (8,304)               -          36,622
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                     (69,487)                -                -         (69,487)
     Proceeds from issuance of long-term debt, net             95,467                 -                -          95,467
     Purchase of treasury stock                               (85,337)                -                -         (85,337)
     Proceeds from (payment of) intercompany advances          (2,779)            2,779                -               -
     Other financing activities                                 9,878                 -                -           9,878
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities           (52,258)            2,779                -         (49,479)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (6,107)               12                -          (6,095)
Cash and cash equivalents at the beginning of the period        7,162                54                -           7,216
=========================================================================================================================
Cash and cash equivalents at the end of the period        $     1,055                66                -           1,121
=========================================================================================================================

                                  Condensed Consolidated Statement of Cash Flows
                                          Six Months Ended June 28, 1998
                                                  (In thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                        Guarantor      Non-Guarantor
                                                       Subsidiaries     Subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                 $    19,062             2,978                -          22,040
Cash flows from investing activities:
     Capital expenditures                                     (62,490)          (11,588)               -         (74,078)
     Proceeds from disposal of assets, net                    101,420                 -                -         101,420
     Other investing activities                               (19,973)           (1,629)               -         (21,602)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            18,957           (13,217)               -           5,740
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                       4,765                 -                -           4,765
     Purchase of treasury stock                               (30,431)                -                -         (30,431)
     Proceeds from (payment of) intercompany advances         (10,252)           10,252                -               -
     Other financing activities                                  (911)                -                -            (911)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities           (36,829)           10,252                -         (26,577)
-------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       1,190                13                -           1,203
Cash and cash equivalents at the beginning of the period        2,471                32                -           2,503
=========================================================================================================================
Cash and cash equivalents at the end of the period        $     3,661                45                -           3,706
=========================================================================================================================

Item 2.

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            For the Second Quarter and Six Months Ended July 4, 1999


Consolidated Overview

In 1999, the Company completed the divestiture of its 279 Applebee's restaurants, including the divestiture of 21 restaurants for proceeds of $35.1 million completed during the first quarter and the divestiture of the final 25 locations for proceeds of $43.8 million completed during the second quarter. Gross proceeds related to the Applebee's divestiture were $514.0 million including $10.9 million in notes outstanding at July 4, 1999.

Consolidated restaurant sales for the second quarter and six months ended July 4, 1999 were $164.7 million and $328.8 million, respectively, compared to $239.8 million and $481.5 million for the same respective periods of 1998. The sales decrease reflects fewer units in the Applebee's brand which comprised 6% of revenues in the first six months of 1999 compared to 49% in the first six months of 1998. Restaurant operating expenses for the first six months of 1999 decreased to 84.9% of sales compared to 85.4% for the corresponding period of 1998. The decrease was primarily a result of a decrease in payroll and benefits generated by the declining impact of increased payroll and benefits incurred at Applebee's during 1998 and 1999 as a result of performance-based, pay-to-stay bonus programs implemented to control management turnover and operating costs during the divestiture period. This decrease was partially offset by an increase in depreciation and amortization due primarily to a decrease in the impact of Applebee's fixed assets which were not depreciated due to their "held for sale" status.

Core Brands

During the first six months of 1999, the Company opened 24 "Core" brand restaurants including 13 opened during the second quarter. Core brands include Canyon Cafe, Don Pablo's, Hops and McCormick & Schmick's. In addition, the Company has opened one restaurant with each of its joint venture partners Belgo Group PLC and PizzaExpress PLC and closed five core brand restaurants during 1999. The following table presents core brand restaurants open as of the end of the second quarters of 1999 and 1998:

                                                         1999           1998
    ----------------------------------------------------------------------------
    Canyon Cafe                                           17             17
    Don Pablo's                                          137            110
    Hops                                                  55             39
    McCormick & Schmick's                                 22             21
    ============================================================================
         Total                                           231            187
    ============================================================================

The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the quarter and six-month periods ended July 4, 1999 and June 28, 1998 on a pro forma basis (assuming sale of the Applebee's brand was completed by December 28, 1997):

Core Brands:
--------------------------------------------------------------------------------------------------------------------------
                                                    Pro Forma         Pro Forma          Pro Forma          Pro Forma
                                                     Quarter           Quarter           Six Months        Six Months
                                                      Ended             Ended              Ended              Ended
                                                   July 4, 1999     June 28, 1998       July 4, 1998       June 28,1998
--------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
     Canyon Cafe                                              6.9%              9.2%                7.5%             9.7%
     Don Pablo's                                             52.2%             51.4%               51.5%            51.3%
     Hops                                                    21.8%             19.8%               22.0%            19.9%
     McCormick & Schmick's                                   19.0%             19.6%               19.0%            19.1%
--------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                            100.0%            100.0%              100.0%           100.0%
--------------------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
     Food and beverage                                       28.8%             27.9%               28.3%            28.0%
     Payroll and benefits                                    30.5%             30.1%               30.6%            30.2%
     Depreciation and amortization                            3.0%              3.2%                3.1%             3.4%
     Other operating expenses                                23.5%             23.0%               23.0%            23.0%
--------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                85.7%             84.2%               85.1%            84.6%
--------------------------------------------------------------------------------------------------------------------------
Income from restaurant operations                            14.3%             15.8%               14.9%            15.4%

General and administrative expenses                           5.6%              6.9%                5.9%             7.3%
==========================================================================================================================
Operating income                                              8.7%              8.9%                9.0%             8.1%
==========================================================================================================================

Core brand restaurant sales for the second quarter and six-month period ended July 4, 1999 increased by 25% over the results of the comparable, prior-year periods. Increased core brand revenues were primarily attributable to sales from 59 restaurants opened in 1998 and 24 more restaurants in 1999. Sales increases attributable to new restaurant openings were somewhat offset by the closing of five core brand restaurants during 1999. On a consolidated core brand basis, same-store sales for the second quarter of 1999 were 1% positive compared to the same period of 1998 (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter).

Core brand restaurant operating expenses for the second quarter of 1999 increased to 85.7% of sales compared to 84.2% in the corresponding period of the prior year. The increase was primarily attributable to (i) a 0.9% increase in food and beverage expenses primarily generated by higher cost menu items associated with a new Don Pablo's summer promotional menu which began in June,
(ii) a 0.4% increase in payroll and benefit costs also associated primarily with Don Pablo's summer promotional menu, and (iii) a 0.5% increase in other operating expenses primarily attributable to an increase in preopening expenses.

General and administrative expenses for the pro forma quarter ended July 4, 1999 decreased to 5.6% from 6.9% in the corresponding pro forma period of 1998. The decrease was primarily attributable to staff reductions and other actions taken in the fourth quarter of 1998 as well as leverage gained from increased sales in core brands.

Interest and Other Expenses

Interest expense for the second quarter and six-month period ended July 4, 1999 was $4.3 million and $9.2 million, respectively, compared to $7.2 million and $14.4 million for the corresponding periods of the prior year. The decrease was primarily attributable to lower average borrowings under revolving credit agreements, somewhat offset by higher average borrowing rates.

Income (loss) from investments carried at equity for the second quarter of 1999 primarily reflects income from the Company's 20% equity interest in Belgo Group PLC which was more than offset by preopening expenses associated with the new San Marzano restaurant in Philadelphia under the Company's joint venture agreement with PizzaExpress PLC.

Income tax expense as a percent of earnings before income taxes was 32.8% in the first six months of 1999 compared to 36.6% in the corresponding period of 1998. Income tax reflects, for each period, taxes on the gain on disposal of assets held for sale provided at 38.0%. Taxes on continuing operations were provided at 32.1% in 1999 compared to 34.0% in 1998. The lower tax rate on 1999 continuing operations primarily reflects an increase in the impact of FICA tip credits and permanent tax planning strategies to reduce state income taxes.

Net earnings for the six-month period ended July 4, 1999 was $11.9 million and included an after-tax gain on disposal of assets held for sale of $1.4 million. Net earnings for the corresponding period of 1998 was $43.4 million and included an after-tax gain on disposal of assets held for sale of $29.0 million and a $1.5 million after-tax charge related to a change in accounting principle requiring the expensing of preopening costs as incurred.

Liquidity and Capital Resources

The Company's historical and projected growth and its preference to own its real estate cause it to be a net user of cash, even after a significant amount of expansion financing is internally generated from operations. Principal sources of funds in the first six months of 1999 consisted of proceeds from disposal of assets of $85.4 million, proceeds from issuance of long-term debt of $95.5 million and cash generated from operations of $6.8 million. The primary uses of funds consisted of treasury stock acquired through settlement of equity forward agreements of $74.6 million (net of collateral payments on equity forward contracts), repayment of revolving credit agreements of $69.5 million and capital expenditures of $45.9 million.

Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company operates with negative working capital. Increases in accounts receivable, prepaid expenses and other, inventory, accounts payable and accrued liabilities occurred during the first half of 1999 primarily as a result of new restaurant openings. In some instances, these increases were more than offset by decreases resulting from divested Applebee's restaurants. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program.

Capital expenditures during the first six months of 1999 provided for the opening of 15 Don Pablo's and nine Hops restaurants in addition to ongoing refurbishments of existing restaurants. Capital requirements for the construction of new core restaurants are expected to approximate $35 million for the remainder of 1999 and $100 million in 2000, over half of which is expected to be generated internally.

In June 1999, the Company completed the private placement of $100 million of 11.75% senior subordinated notes due June 15, 2009. The notes were priced at
98.561 to yield 12.0%. Subsequent to July 4, 1999, the notes were registered under the Securities Act of 1933. Simultaneously with the notes offering, a new, three-year $125 million bank revolving credit facility was executed. The proceeds of the notes offering, the new bank facility and the final Applebee's divestiture transactions were used to refinance existing credit facilities, settle the remaining equity forward contracts and to provide for future working capital and other corporate purposes. Management believes that credit availability from the new revolving credit facility and cash flow from operations and liquidation of other assets will provide funding sufficient to satisfy expansion plans through fiscal 2000.

In 1998, third parties purchased a total of 8.3 million shares of the Company's common stock at an average price per share of $13.36 (or a total acquisition cost of $110.9 million) pursuant to four equity forward contracts. One of these contracts for 2.0 million shares was settled in December 1998, and the Company acquired the related shares for $29.9 million. An additional contract for 2.5 million shares was settled in March 1999, and the Company acquired the related shares for $32.4 million. During the second quarter of 1999, the Company settled its two final equity forward contracts and acquired the related 3.8 million shares for $52.9 million.

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


New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", SFAS 133 will be effective for the Company's first quarter financial statements in fiscal 2001. The Company has not completed its evaluation of the impact, if any, that adoption of this statement will have on its consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates primarily to variable rate U.S. LIBOR obligations on revolving credit agreements. Interest rate swap agreements are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. Two interest rate swap agreements are currently in place under which the Company pays an average of certain foreign LIBOR-based variable rates. These agreements also contain interest rate caps which further limit interest rate exposures. If interest rates related to the Company's U.S. LIBOR obligations increased by 100 basis points over the rates in effect at July 4, 1999, interest expense for the remainder of fiscal 1999, after considering the effects of interest rate swap agreements, would increase by approximately $0.4 million. If an additional 100 basis point interest rate increase occurred in the Company's foreign LIBOR-based obligations, interest expense in 1999 would increase by an additional $0.6 million. These amounts were determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. In the event of a change of such magnitude, management would likely take actions to further mitigate interest rate exposures.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits.

     4.1 Indenture, dated as of June 22, 1999, among the Company, certain guaranteeing subsidiaries and SunTrust Bank, Atlanta, as Trustee (including the form of Note).**

     4.2 Registration Rights Agreement, dated as of June 22, 1999, among the Company, certain guaranteeing subsidiaries and the initial purchasers of the Notes.**

     10.1 $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A.

     11.1 Computation of earnings per common share

     27.1 Financial Data Schedule (EDGAR version only)

     99.1 Safe Harbor  Under the  Private  Securities  Litigation  Reform Act of
1995*



     *Incorporated by reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, as amended by a Form 10-Q/A filed on August 27, 1997

     **Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form S-4, File No. 333-82345, filed on July 6, 1999.



(b)   Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated June 4, 1999, which disclosed, pursuant to Item 5 of Form 8-K, the completion of a Second Supplemental Indenture to its 9.75% Senior Notes due 2006.

     The Company filed a Current Report on Form 8-K, dated June 23, 1999, which disclosed, pursuant to Item 5 of Form 8-K, the pricing of a private placement of $100 million, 11.75% senior subordinated notes.

Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         Avado Brands, Inc.
                                                            (Registrant)




Date:   August 17, 1999                      By:/s/ Erich J. Booth
                                                --------------------------------
                                                Erich J. Booth
                                                Chief Financial Officer and
                                                Corporate Treasurer




                                                /s/ Louis J. Profumo
                                                --------------------------------
                                                Louis J. Profumo
                                                Senior Vice President of Finance
                                                and Chief Accounting Officer