Form 10-Q/A
period 1999-07-04
AVADO BRANDS INC
filed 1999-08-30
CIK 849101

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

                                                               X Yes        No

     As of August 26, 1999, there were 25,339,342 shares of common stock of the Registrant outstanding.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 4, 1999, at which the following proposals were voted upon by shareholders: (1) the election of five members of the Board of Directors, (2) a proposal to approve the Company's 1995 Stock Incentive Plan, as amended, and (3) ratification of the selection of KPMG LLP as the Company's independent auditors.

Each of the five members of the Company's Board of Directors was elected to serve a term of one year and until his or her successor is elected, and has qualified by the following votes:

                                      Affirmative                 Negative
     Tom E. DuPree, Jr.                26,582,339                  325,447
     Erich J. Booth                    26,594,413                  313,373
     Thomas R. Williams                26,592,492                  315,294
     Dr. Ruth G. Shaw                  26,594,492                  313,294
     John L. Moorhead                  26,593,225                  314,561


The remaining proposals voted on at the May 4, 1999 Annual Meeting of Shareholders were approved as follows:

                                     Affirmative       Negative       Abstaining
     1995 Stock Incentive Plan        24,614,227      2,264,932           28,627
     Appointment of KPMG LLP          26,855,201         39,867           12,718

Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         Avado Brands, Inc.
                                                            (Registrant)




Date:   August 26, 1999                      By:/s/ Erich J. Booth
                                                --------------------------------
                                                Erich J. Booth
                                                Chief Financial Officer and
                                                Corporate Treasurer




                                                /s/ Louis J. Profumo
                                                --------------------------------
                                                Louis J. Profumo
                                                Senior Vice President of Finance
                                                and Chief Accounting Officer