Form 10-Q
period 1999-10-03
AVADO BRANDS INC
filed 1999-11-17
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 3, 1999

                                       or

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

                                                               X Yes        No

     As of November 17, 1999, there were 25,310,004 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED OCTOBER 3, 1999


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

                  Consolidated Balance Sheets..................................4

                  Consolidated Statements of Shareholders' Equity and
                  Comprehensive Income.........................................5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements...................7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............13

        Item 3 -  Quantitative and Qualitative Disclosures About
                  Market Risk.................................................18

Part II - Other Information

        Item 5 -  Other Information...........................................19

        Item 6 -  Exhibits and Reports on Form 8-K............................20

Signature         ............................................................21

Avado Brands, Inc.
Consolidated Statements of Earnings
(Unaudited)

(In thousands, except per share data)

                                                                          Quarter Ended          Nine Months Ended
------------------------------------------------------------------------------------------------------------------------
                                                                    Oct. 3,      Sept. 27,     Oct. 3,     Sept. 27,
                                                                     1999          1998         1999         1998
------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Canyon Cafe                                                   $  10,050        11,081          33,128        34,944
    Don Pablo's                                                      78,461        70,306         236,916       195,985
    Hops                                                             36,348        26,891         104,053        75,778
    McCormick & Schmick's                                            32,392        26,939          90,774        73,642
    Applebee's                                                            -        69,225          21,176       305,612
------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                    157,251       204,442         486,047       685,961
------------------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
    Food and beverage                                                44,303        57,242         137,283       191,939
    Payroll and benefits                                             47,407        67,235         148,940       223,210
    Depreciation and amortization                                     5,186         4,009          14,869        12,397
    Other operating expenses                                         38,347        48,487         113,269       160,844
------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                       135,243       176,973         414,361       588,390
------------------------------------------------------------------------------------------------------------------------
General and administrative expenses                                   9,096        10,983          27,950        36,179
------------------------------------------------------------------------------------------------------------------------
Operating income                                                     12,912        16,486          43,736        61,392
------------------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                                            (6,907)       (5,925)        (16,141)      (20,278)
    Distributions on preferred securities                            (2,013)       (2,013)         (6,038)       (6,038)
    Gain on disposal of assets                                            -        31,661           2,270        78,358
    Income (loss) from investments carried at equity                   (111)           21            (341)          808
    Other, primarily goodwill amortization                             (875)       (1,267)         (2,735)       (4,490)
------------------------------------------------------------------------------------------------------------------------
          Total other income (expense)                               (9,906)       22,477         (22,985)       48,360
------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative
------------------------------------------------------------------------------------------------------------------------
   effect of change in accounting principle                           3,006        38,963          20,751       109,752
Income taxes                                                            575        14,525           6,400        40,450
------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of
   change in accounting principle                                     2,431        24,438          14,351        69,302
------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
   principle, net of tax benefit                                          -             -               -         1,461
------------------------------------------------------------------------------------------------------------------------
Net earnings                                                      $   2,431        24,438          14,351        67,841
========================================================================================================================

Basic earnings per common share:
      Basic earnings before cumulative effect of
            change in accounting principle                        $    0.10          0.67            0.51          1.84
      Cumulative effect of change in accounting principle                 -             -               -         (0.04)
------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                   $    0.10          0.67            0.51          1.80
========================================================================================================================

Diluted earnings per common share:
      Diluted earnings before cumulative effect of
            change in accounting principle                        $    0.10          0.58            0.51          1.61
      Cumulative effect of change in accounting principle                 -             -               -         (0.03)
------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                 $    0.10          0.58            0.51          1.58
========================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)
-------------------------------------------------------------------------------------------------------------
                                                                                  Oct. 3,         Jan. 3,
                                                                                    1999            1999
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                 $      3,268           7,216
      Short-term investments                                                               -              27
      Accounts receivable                                                              9,280           9,124
      Inventories                                                                      8,873           8,599
      Prepaid expenses and other                                                       7,975           3,205
      Assets held for sale                                                             2,339          72,814
-------------------------------------------------------------------------------------------------------------
           Total current assets                                                       31,735         100,985

Premises and equipment, net                                                          412,323         367,587
Goodwill, net                                                                        135,996         138,005
Investments in and advances to unconsolidated affiliates                              17,475          16,106
Other assets                                                                          45,952          47,914
-------------------------------------------------------------------------------------------------------------
                                                                                $    643,481         670,597
=============================================================================================================

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------------------------
Current liabilities:
      Accounts payable                                                          $     17,952          28,474
      Accrued liabilities                                                             37,751          42,053
      Current installments of long-term debt                                              16         140,500
      Income taxes                                                                    28,920          28,091
-------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                  84,639         239,118

Long-term debt                                                                       306,411         116,978
Deferred income taxes                                                                  8,200           8,200
Other long-term liabilities                                                            7,220           8,177
-------------------------------------------------------------------------------------------------------------
           Total liabilities                                                         406,470         372,473
-------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                             115,000         115,000
Temporary equity, net                                                                      -          71,095
Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                      -               -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,478,760 issued in 1999 and 1998                                             405             405
      Additional paid-in capital                                                     144,926          63,431
      Retained earnings                                                              175,566         162,411
      Accumulated other comprehensive income                                             (61)             24
    Treasury stock at cost; 15,168,756 shares in 1999 and 8,910,174
           shares in 1998                                                           (198,825)       (114,242)
-------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                122,011         112,029
-------------------------------------------------------------------------------------------------------------
                                                                                $    643,481         670,597
=============================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                     Additional                 Other                     Total
                                                   Common Stock        Paid-in    Retained  Comprehensive   Treasury   Shareholders'
                                                Shares      Amount     Capital    Earnings      Income        Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 3, 1999                       40,479      $405      $63,431    $162,411        $24       ($114,242)    $112,029
Comprehensive income:
     Net earnings                                     -         -            -       5,952          -               -        5,952
     Foreign currency translation adjustment          -         -            -           -       (341)              -         (341)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                            -         -            -       5,952       (341)              -        5,611
------------------------------------------------------------------------------------------------------------------------------------
Purchase of common stock                              -         -            -           -          -         (32,435)     (32,435)
Common stock issued to ESOP and ESPP                  -         -         (264)          -          -             849          585
Settlement of equity forward contracts                -         -       31,421           -          -               -       31,421
Cash dividends ($0.0125 per share)                    -         -            -        (378)         -               -         (378)
------------------------------------------------------------------------------------------------------------------------------------

Balance at April 4, 1999                         40,479       405       94,588     167,985       (317)       (145,828)     116,833
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings                                     -         -            -       5,968          -               -        5,968
     Foreign currency translation adjustment          -         -            -           -       (174)              -         (174)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                            -         -            -       5,968       (174)              -        5,794
------------------------------------------------------------------------------------------------------------------------------------
Purchase of common stock                              -         -            -           -          -         (52,902)     (52,902)
Common stock issued to ESOP and ESPP                  -         -          (35)          -          -              65           30
Settlement of equity forward contracts                -         -       50,388           -          -               -       50,388
Cash dividends ($0.015 per share)                     -         -            -        (437)         -               -         (437)
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 4, 1999                          40,479       405      144,941     173,516       (491)       (198,665)     119,706
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings                                     -         -            -       2,431          -               -        2,431
     Foreign currency translation adjustment          -         -            -           -        430               -          430
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                            -         -            -       2,431        430               -        2,861
------------------------------------------------------------------------------------------------------------------------------------
Purchase of common stock                              -         -            -           -          -            (201)        (201)
Common stock issued to ESOP and ESPP                  -         -          (15)          -          -              41           26
Cash dividends ($0.015 per share)                     -         -            -        (381)         -               -         (381)
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 3, 1999                       40,479      $405      $144,926   $175,566       $(61)      ($198,825)    $122,011
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
                                                                                                Nine Months Ended
---------------------------------------------------------------------------------------------------------------------
                                                                                              Oct. 3,     Sept. 27,
                                                                                               1999          1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                         $   14,351        67,841
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                                   19,190        17,506
               Deferred income taxes                                                                -         2,469
               Gain on disposal of assets                                                      (2,270)      (78,358)
              Loss (income) from investments carried at equity                                    341           (21)
               (Increase) decrease in assets:
                    Accounts receivable                                                          (160)       (3,543)
                    Inventories                                                                (1,101)       (1,305)
                    Prepaid expenses and other                                                 (5,113)       (6,327)
                Increase (decrease) in liabilities:
                     Accounts payable                                                         (10,814)       (7,366)
                     Accrued liabilities                                                       (5,765)        5,227
                     Income taxes                                                                 829        21,125
                     Other long-term liabilities                                                 (781)        1,057
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities                        8,707        18,305
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                    (64,986)     (112,224)
      Proceeds from disposal of assets, net                                                    86,092       338,365
      Decrease in short-term investments                                                           27            10
      Investments in and advances to unconsolidated affiliates                                 (2,352)            -
      Additions to noncurrent assets                                                           (1,271)      (30,539)
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by investing activities                       17,510       195,612
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from (repayment of) revolving credit agreements                            (49,585)     (176,721)
      Proceeds from issuance of long-term debt, net                                            95,467             -
      Principal payments on long-term debt                                                        (27)            -
      Dividends declared and paid                                                              (1,196)       (1,299)
      Purchase of treasury stock                                                              (85,538)      (37,001)
      Net collateral payments on equity forward contracts                                      10,714             -
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) financing activities            (30,165)     (215,021)
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                           (3,948)       (1,104)
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the beginning of the period                                        7,216         2,503
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                         $    3,268         1,399
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 October 3, 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 3, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.

NOTE 2 - ASSET DIVESTITURES

     In 1999, the Company completed the divestiture of its 279 Applebee's restaurants, including the divestiture of 21 restaurants for proceeds of $35.1 million completed during the first quarter and the divestiture of the final 25 locations for proceeds of $43.8 million completed during the second quarter.
Gross proceeds related to the Applebee's divestiture were $514.0 million, including $10.2 million in notes outstanding at October 3, 1999.

NOTE 3 - LONG-TERM DEBT

     In June 1999, the Company completed the private placement of $100 million of 11.75% senior subordinated notes due June 15, 2009. The notes were priced at
98.561 to yield 12.0%. In the third quarter of 1999, the notes were registered under the Securities Act of 1933. Simultaneously with the notes offering, a new, three-year $125 million bank revolving credit facility (the "Facility") was executed. The Company's existing credit facilities were refinanced with proceeds from the notes offering and the new credit facility. At October 3, 1999, approximately $36.1 million was available under revolving credit agreements. Terms of the Facility include various provisions, which, among other things, require the Company to maintain certain coverage ratios including a total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of less than 4.0 (as calculated for the preceding four quarter period, excluding operations related to divested Applebee's restaurants). At October 3, 1999, the Company was not in compliance with this provision with a debt to EBITDA ratio of 4.2. The Company has obtained a waiver of this requirement through December 31, 1999. In exchange for such waiver, the Company has agreed to grant a security interest in the stock of its material subsidiaries. The security interest would also apply to the Company's 9.75% Senior Notes due 2006. The Company expects to be in Compliance with the terms of the Facility at January 2, 2000, either by selling certain assets or negotiating an amendment to the Facility.

NOTE 4 - SHAREHOLDERS' EQUITY

     Cash dividends declared and paid in the quarter ended October 3, 1999 were $0.015 per share. On November 2, 1999, the Company declared a cash dividend of $0.015 per share, payable on November 30, 1999 to shareholders of record on November 15, 1999.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the nine-month periods ended October 3, 1999 and September 27, 1998, the following supplements the consolidated statements of cash flows (amounts in thousands):
                                                         1999          1998
                                                    ----------------------------
       Interest paid (net of amounts capitalized)     $  10,602       16,451
       Distributions paid on preferred securities     $   6,038        6,038
       Income taxes paid                              $   5,571       16,103

     As discussed in Note 2, during 1999 the Company sold 46 Applebee's restaurants. The accompanying consolidated balance sheet reflects changes in asset and liability accounts related to the divestiture of these restaurants as follows: decrease in assets held for sale of $68.7 million, decreases in assets not classified as held for sale of $6.2 million and increases in accrued liabilities of $0.5 million.

NOTE 6 - INCOME TAXES

     Income tax expense as a percent of earnings before income taxes was 30.8% in the first nine months of 1999 compared to 36.9% in the corresponding period of 1998. Income tax reflects, for each period, taxes on the gain on disposal of assets held for sale provided at 38.0%. Taxes on continuing operations were provided at 30.0% in 1999 compared to 34.0% in 1998. The lower tax rate on 1999 continuing operations primarily reflects an increase in the impact of FICA tip credits and permanent tax planning strategies to reduce state income taxes.

NOTE 7 - CONTINGENCIES

     During 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. During 1998, one of these suits was dismissed. During the third quarter of 1999, the Company received a favorable ruling from the 11th Circuit Court of Appeals relating to the remaining suit. As a result of the ruling, the District Court will again consider the motion to dismiss the case. Although the ultimate outcome of the remaining lawsuit cannot be determined at this time, the Company believes that the allegations therein are without merit and intends to vigorously defend itself.

NOTE 8 - GUARANTOR SUBSIDIARIES

     The Company's senior notes and revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. The Company's indebtedness is not guaranteed by its non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At October 3, 1999 and January 3, 1999, these partnerships in the non-guarantor subsidiaries operated 47 and 36, respectively, of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of October 3, 1999 and January 3, 1999, and condensed consolidated statements of earnings and cash flows for the nine-month periods ended October 3, 1999 and September 27, 1998 are provided for such guarantor and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

                                   Condensed Consolidated Statement of Earnings
                                         Nine Months Ended October 3, 1999
                                                  (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor       Non-Guarantor
                                                       Subsidiaries      Subsidiaries      Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Restaurant sales                                          $    408,361             77,686               -           486,047
Restaurant operating expenses                                  345,861             68,500               -           414,361
General and administrative expenses                             24,067              3,883               -            27,950
----------------------------------------------------------------------------------------------------------------------------
Operating income                                                38,433              5,303               -            43,736
----------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                         (21,140)            (1,845)              -           (22,985)
Earnings before income taxes                                    17,293              3,458               -            20,751
Income taxes                                                     5,375              1,025               -             6,400
============================================================================================================================
Net earnings                                              $     11,918              2,433               -            14,351
============================================================================================================================

                                   Condensed Consolidated Statement of Earnings
                                       Nine Months Ended September 27, 1998
                                                  (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor       Non-Guarantor
                                                       Subsidiaries      Subsidiaries      Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Restaurant sales                                          $    630,862             55,099               -           685,961
Restaurant operating expenses                                  540,823             47,567               -           588,390
General and administrative expenses                             33,686              2,493               -            36,179
----------------------------------------------------------------------------------------------------------------------------
Operating income                                                56,353              5,039               -            61,392
----------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                          49,295              (935)               -            48,360

Earnings before income taxes and cumulative effect
     of change in accounting principle                         105,648              4,104               -           109,752
Income taxes                                                    39,050              1,400               -            40,450
----------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of change in
     accounting principle                                       66,598              2,704               -            69,302
Cumulative effect of change in accounting principle,
     net of tax benefit                                          1,461                  -               -             1,461
============================================================================================================================
Net earnings                                              $     65,137              2,704               -            67,841
============================================================================================================================

                                       Condensed Consolidated Balance Sheet
                                                  October 3, 1999
                                                  (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor       Non-Guarantor
                                                       Subsidiaries      Subsidiaries      Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                            $     29,796              1,939               -            31,735
Premises and equipment, net                                    350,834             61,489               -           412,323
Goodwill, net                                                  112,796             23,200               -           135,996
Investments carried at equity                                   17,475                  -               -            17,475
Other assets                                                    45,098                854               -            45,952
Intercompany investments                                        46,893                  -         (46,893)                -
Intercompany advances                                           37,560                  -         (37,560)                -
============================================================================================================================
                                                          $    640,452             87,482         (84,453)          643,481
============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                       $    172,859              2,651               -           175,510
Long-term liabilities                                          230,582                378               -           230,960
Intercompany payables                                                -             37,560         (37,560)                -
Convertible preferred securities                               115,000                  -               -           115,000
Shareholders' equity                                           122,011             46,893         (46,893)          122,011
============================================================================================================================
                                                          $    640,452             87,482         (84,453)          643,481
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
============================================================================================================================

                                  Condensed Consolidated Statement of Cash Flows
                                         Nine Months Ended October 3, 1999
                                                  (In thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                        Guarantor      Non-Guarantor
                                                       Subsidiaries     Subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                 $     3,929             4,778                -           8,707
Cash flows from investing activities:
     Capital expenditures                                     (56,996)           (7,990)               -         (64,986)
     Proceeds from disposal of assets, net                     86,092                 -                -          86,092
     Other investing activities                                (2,368)           (1,228)               -          (3,596)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            26,728            (9,218)               -          17,510
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                     (49,585)                -                -         (49,585)
     Proceeds from issuance of long-term debt                  95,467                 -                -          95,467
     Purchase of treasury stock                               (74,824)                -                -         (74,824)
     Proceeds from (payment of) intercompany advances          (4,457)            4,457                -               -
     Other financing activities                                (1,223)                -                -          (1,223)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities           (34,622)            4,457                -         (30,165)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (3,965)               17                -          (3,948)
Cash and cash equivalents at the beginning of the period        7,162                54                -           7,216
=========================================================================================================================
Cash and cash equivalents at the end of the period        $     3,197                71                -           3,268
=========================================================================================================================

                                  Condensed Consolidated Statement of Cash Flows
                                       Nine Months Ended September 27, 1998
                                                  (In thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                        Guarantor      Non-Guarantor
                                                       Subsidiaries     Subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                 $    12,028             6,277                -          18,305
Cash flows from investing activities:
     Capital expenditures                                     (87,222)          (25,002)               -        (112,224)
     Proceeds from disposal of assets, net                    338,365                 -                -         338,365
     Other investing activities                               (29,553)             (976)               -         (30,529)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities           221,590           (25,978)               -         195,612
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                    (176,721)                -                -        (176,721)
     Purchase of treasury stock                               (37,001)                -                -         (37,001)
     Proceeds from (payment of) intercompany advances         (19,723)           19,723                -               -
     Other financing activities                                (1,299)                -                -          (1,299)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities          (234,744)           19,723                -        (215,021)
-------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                      (1,126)               22                -          (1,104)
Cash and cash equivalents at the beginning of the period        2,471                32                -           2,503
=========================================================================================================================
Cash and cash equivalents at the end of the period        $     1,345                54                -           1,399
=========================================================================================================================

NOTE 9 - SUBSEQUENT EVENTS

     In connection with an initiative announced on August 30, 1999, the Company has appointed a Special Committee of its Board of Directors to evaluate strategic alternatives which could enhance and maximize shareholder value. The Special Committee is comprised of two independent directors. On November 10, 1999, a management group formed by Tom E. DuPree, Jr., the Company's Chairman and Chief Executive Officer, filed a Schedule 13D with the Securities and Exchange Commission indicating that the management group was making a proposal to acquire the Company. The Company has received a letter outlining the proposal, which is included as an exhibit to the Schedule 13D. The Special Committee is taking the management proposal under advisement and will evaluate and consider the proposal along with other strategic alternatives. On November 10, 1999, a purported class action shareholder lawsuit was filed against the Company and its Board of Directors in the Superior Court of Morgan County, Georgia, entitled Herbert Behrens v. Avado Brands, Inc., et al. The Complaint alleges, among other things, that the Company and its directors intend to violate their fiduciary obligations to shareholders by approving a management proposal to acquire the Company. The Company and its directors believe that this suit is without merit and intend to vigorously deny the allegations of the Complaint. Subsequently, the Company has learned that several similar lawsuits have been filed, although such additional suits have not been served upon the Company.

Item 2.

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           For the Third Quarter and Nine Months Ended October 3, 1999


Consolidated Overview

     Consolidated restaurant sales for the third quarter and nine months ended October 3, 1999 were $157.3 million and $486.0 million, respectively, compared to $204.4 million and $686.0 million for the same respective periods of 1998. The sales decrease primarily reflects the completion of the Applebee's divestiture. Declining Applebee's revenues were partially offset by revenues generated by new restaurant openings in the Company's other brands. Applebee's comprised 4% of revenues in the first nine months of 1999 compared to 45% in the first nine months of 1998.

     Restaurant operating expenses for the first nine months of 1999 decreased to 85.3% of sales compared to 85.8% for the corresponding period of 1998. The decrease was primarily a result of a decrease in payroll and benefits generated by the declining impact of increased payroll and benefits incurred at Applebee's during 1998 and 1999 as a result of performance-based, pay-to-stay bonus programs implemented to control management turnover and operating costs during the divestiture period. This decrease was partially offset by an increase in depreciation and amortization due primarily to a decrease in the impact of Applebee's fixed assets which were not depreciated due to their "held for sale" status.

     In 1999, the Company completed the divestiture of its 279 Applebee's restaurants, including the divestiture of 21 restaurants for proceeds of $35.1 million completed during the first quarter and the divestiture of the final 25 locations for proceeds of $43.8 million completed during the second quarter.
Gross proceeds related to the Applebee's divestiture were $514.0 million, including $10.2 million in notes outstanding at October 3, 1999.

Core Brands

     During the first nine months of 1999, the Company opened 30 "Core" brand restaurants including six opened during the third quarter. Core brands include Canyon Cafe, Don Pablo's, Hops and McCormick & Schmick's. In addition, the Company has opened one restaurant with each of its joint venture partners Belgo Group PLC and PizzaExpress PLC and closed six core brand restaurants during 1999. The following table presents core brand restaurants open as of the end of the third quarters of 1999 and 1998:

                                                             1999      1998
--------------------------------------------------------------------------------
Canyon Cafe                                                   16         18
Don Pablo's                                                  137        120
Hops                                                          59         44
McCormick & Schmick's                                         24         21
--------------------------------------------------------------------------------
    Total                                                    236        203
================================================================================

     The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the Company's core brands for the quarter and nine-month periods ended October 3, 1999 and September 27, 1998 (i.e., assuming no operations related to the Company's divested Applebee's restaurants):

Core Brands:
------------------------------------------------------------------------------------------------------------------------
                                                    Quarter          Quarter          Nine Months       Nine Months
                                                     Ended            Ended              Ended             Ended
                                                  Oct. 3, 1999    Sept. 27, 1998     Oct. 3, 1999      Sept. 27, 1998
------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
     Canyon Cafe                                            6.4%              8.2%               7.1%              9.2%
     Don Pablo's                                           49.9%             52.0%              51.0%             51.5%
     Hops                                                  23.1%             19.9%              22.4%             19.9%
     McCormick & Schmick's                                 20.6%             19.9%              19.5%             19.4%
------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                          100.0%            100.0%             100.0%            100.0%
------------------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
     Food and beverage                                     28.2%             28.1%              28.3%             28.0%
     Payroll and benefits                                  30.1%             30.1%              30.5%             30.2%
     Depreciation and amortization                          3.3%              3.0%               3.2%              3.3%
     Other operating expenses                              24.4%             23.7%              23.5%             23.2%
------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating                       86.0%             84.9%              85.4%             84.7%
expenses
------------------------------------------------------------------------------------------------------------------------
Income from restaurant operations                          14.0%             15.1%              14.6%             15.3%

General and administrative expenses                         5.8%              6.2%               5.9%              6.9%
========================================================================================================================
Operating income                                            8.2%              8.9%               8.7%              8.4%
========================================================================================================================

     Core brand restaurant sales for the third quarter and nine-month period ended October 3, 1999 increased by 16% and 22% over the results of the comparable, prior-year periods, respectively. Increased core brand revenues were primarily attributable to sales from 59 restaurants opened in 1998 and 30 restaurants opened in 1999. Sales increases attributable to new restaurant openings were somewhat offset by the closing of six core brand restaurants during 1999. On a consolidated core brand basis, same-store sales for the third quarter of 1999 were 1.6% negative compared to the same period of 1998 (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). Same-store-sales increases of 6.6% at McCormick & Schmick's were offset primarily by same-store-sales decreases of 3.6% and 2.0% at Don Pablo's and Hops, respectively. Sales at Don Pablo's were negatively impacted by two hurricanes during the third quarter of 1999. In addition, Don Pablo's advertising efforts during the third quarter of 1999 were limited primarily to local restaurant marketing compared to the year-ago period which was covered by an aggressive, system-wide advertising campaign. Same-store-sales comparisons at Hops were negatively impacted by discount couponing which ran in six restaurants throughout the third quarter of 1998. Excluding these six restaurants, same-store-sales comparisons for the third quarter of 1999 were slightly positive at 0.1%.

     Core brand restaurant operating expenses for the third quarter of 1999 increased to 86.0% of sales compared to 84.9% in the corresponding period of the prior year. The increase was primarily attributable to lower average unit volumes at Don Pablo's and Hops which decreased leverage on fixed depreciation and amortization expenses and certain fixed operating expenses. In addition, approximately $1.0 million in additional costs related to the Don Pablo's summer promotional campaign, which were not previously anticipated, were expensed during the third quarter of 1999.

    Core brand general and administrative expenses for the quarter ended October 3, 1999 decreased to 5.8% from 6.2% in the corresponding period of 1998. The decrease was primarily attributable to staff reductions and other actions taken in the fourth quarter of 1998 as well as leverage gained from increased sales in core brands.

Interest and Other Expenses

     Interest expense for the third quarter and nine-month period ended October 3, 1999 was $6.9 million and $16.1 million, respectively, compared to $5.9 million and $20.3 million for the corresponding periods of the prior year. The year-to-date decrease from 1998 was primarily attributable to lower average borrowings under revolving credit agreements. During the third quarter of 1999, however, increased average borrowings and average borrowing rates associated with the Company's $100 million 11.75% senior subordinated notes issued in the second quarter of 1999, resulted in an increase in interest expense as compared to the third quarter of 1998.

     Income (loss) from investments carried at equity for the third quarter of 1999 primarily reflects income from the Company's 20% equity interest in Belgo Group PLC which was more than offset by the Company's portion of losses associated primarily with the start-up phase of two restaurants opened in 1999 under the Company's joint venture agreements with PizzaExpress PLC and Belgo Group PLC.

     Income tax expense as a percent of earnings before income taxes was 30.8% in the first nine months of 1999 compared to 36.9% in the corresponding period of 1998. Income tax reflects, for each period, taxes on the gain on disposal of assets provided at 38.0%. Taxes on continuing operations were provided at 30.0% in 1999 compared to 34.0% in 1998. The lower tax rate on 1999 continuing operations primarily reflects an increase in the impact of FICA tip credits and permanent tax planning strategies to reduce state income taxes.

     Net earnings for the nine-month period ended October 3, 1999 was $14.4 million and included an after-tax gain on disposal of assets held for sale of $1.4 million. Net earnings for the corresponding period of 1998 was $67.8 million and included an after-tax gain on disposal of assets of $48.6 million and a $1.5 million after-tax charge related to a change in accounting principle requiring the expensing of preopening costs as incurred.

Liquidity and Capital Resources

     The Company's historical and projected growth and its preference to own its real estate cause it to be a net user of cash, even after a significant amount of expansion financing is internally generated from operations. Principal sources of funds in the first nine months of 1999 consisted of proceeds from disposal of assets of $86.1 million, proceeds from issuance of long-term debt of $95.5 million and cash generated from operations of $8.7 million. The primary uses of funds consisted of treasury stock acquired primarily through settlement of equity forward agreements of $74.8 million (net of collateral payments on equity forward contracts), repayment of revolving credit agreements of $49.6 million and capital expenditures of $65.0 million.

     Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company operates with negative working capital. Increases in accounts receivable, prepaid expenses and other, inventory, accounts payable and accrued liabilities occurred during the first nine months of 1999 primarily as a result of new restaurant openings. In some instances, these increases were more than offset by decreases resulting from divested Applebee's restaurants. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program.

     In June 1999, the Company completed the private placement of $100 million of 11.75% senior subordinated notes due June 15, 2009. The notes were priced at
98.561 to yield 12.0%. During the third quarter of 1999, the notes were registered under the Securities Act of 1933. Simultaneously with the notes offering, a new, three-year $125 million bank revolving credit facility (the "Facility") was executed. Terms of the Facility include various provisions, which, among other things, require the Company to maintain certain coverage ratios including a total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of less than 4.0 (as calculated for the preceding four quarter period, excluding operations related to divested Applebee's restaurants). At October 3, 1999, the Company was not in compliance with this provision with a debt to EBITDA ratio of 4.2. The Company has obtained a waiver of this requirement through December 31, 1999. In exchange for such waiver, the Company has agreed to grant a security interest in the stock of its material subsidiaries. The security interest would also apply to the Company's 9.75% Senior Notes due 2006. The Company expects to be in Compliance with the terms of the Facility at January 2, 2000, either by selling certain assets or negotiating an amendment to the Facility.

     Capital expenditures during the first nine months of 1999 provided for the opening of 15 Don Pablo's, 13 Hops and two McCormick & Schmick's restaurants in addition to ongoing refurbishments of existing restaurants. Capital requirements for the construction of new core restaurants are expected to approximate $20 million for the remainder of 1999 and $70 million in 2000, approximately $60 million of which is expected to be generated internally. Management believes that credit availability under the Facility, cash flow from operations and liquidation of other assets will provide funding sufficient to satisfy expansion plans through fiscal 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates primarily to variable rate U.S. LIBOR obligations on revolving credit and interest rate swap agreements. Interest rate swap agreements are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. Three interest rate swap agreements are currently in place under which the Company pays an average of certain foreign or U.S. LIBOR-based variable rates. These agreements also contain interest rate caps which further limit interest rate exposures. If interest rates related to the Company's U.S. LIBOR obligations increased by 100 basis points over the rates in effect at October 3, 1999, interest expense for the remainder of fiscal 1999, after considering the effects of interest rate swap agreements, would increase by approximately $0.5 million. If an additional 100 basis point interest rate increase occurred in the Company's foreign LIBOR-based obligations, interest expense in 1999 would increase by an additional $0.3 million. These amounts were determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. In the event of a change of such magnitude, management would likely take actions to further mitigate interest rate exposures.

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

Part II. Other Information

Item 5. Other Information

     In connection with an initiative announced on August 30, 1999, the Company has appointed a Special Committee of its Board of Directors to evaluate strategic alternatives which could enhance and maximize shareholder value. The Special Committee is comprised of two independent directors. On November 10, 1999, a management group formed by Tom E. DuPree, Jr., the Company's Chairman and Chief Executive Officer, filed a Schedule 13D with the Securities and Exchange Commission indicating that the management group was making a proposal to acquire the Company. The Company has received a letter outlining the proposal, which is included as an exhibit to the Schedule 13D. The Special Committee is taking the management proposal under advisement and will evaluate and consider the proposal along with other strategic alternatives. On November 10, 1999, a purported class action shareholder lawsuit was filed against the Company and its Board of Directors in the Superior Court of Morgan County, Georgia, entitled Herbert Behrens v. Avado Brands, Inc., et al. The Complaint alleges, among other things, that the Company and its directors intend to violate their fiduciary obligations to shareholders by approving a management proposal to acquire the Company. The Company and its directors believe that this suit is without merit and intend to vigorously deny the allegations of the Complaint. Subsequently, the Company has learned that several similar lawsuits have been filed, although such additional suits have not been served upon the Company.

     The Special Committee has determined that disclosure with respect to possible strategic alternatives, the parties to any such arrangements, and the possible terms of any such proposal or arrangement might jeopardize the commencement of continuation of any discussions or negotiations that the Special Committee may conduct. The Special Committee accordingly has determined not to disclose the terms of any such discussions or negotiations, including any discussions and negotiations with the management group, until an agreement has been reached or until otherwise required by law. There can be no assurance that any discussions concerning strategic alternatives will result in any transaction being authorized or consummated.

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



                                                         Avado Brands, Inc.
                                                            (Registrant)




Date:   November 17, 1999                    By:/s/ Erich J. Booth
                                                --------------------------------
                                                Erich J. Booth
                                                Chief Financial Officer and
                                                Corporate Treasurer




                                                /s/ Louis J. Profumo
                                                --------------------------------
                                                Louis J. Profumo
                                                Senior Vice President of Finance
                                                and Chief Accounting Officer