Form 10-K
period 2000-01-02
AVADO BRANDS INC
filed 2000-04-03
CIK 849101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 2, 2000 Commission File No. 0-19542

                               AVADO BRANDS, INC.

             (Exact name of registrant as specified in its charter)

          Georgia                                       59-2778983
------------------------------              ------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

        Hancock at Washington
           Madison, Georgia                                 30650
----------------------------------------           ------------------------
(Address of Principal Executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: (706) 342-4552

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                  --------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES  X     NO
    ------      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

             ------------------------------------------------------

     As of March 31, 2000, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by the last sales price on that day, was $48.4 million.

     As of March 31, 2000, the number of shares of common stock outstanding was 25,321,047.

                                     PART I

Item 1.  Business
-----------------
                                     General

     Avado Brands, Inc., including its wholly owned subsidiaries (the "Company" or "Avado Brands"), is a leading full service, casual dining restaurant company, which acquires, develops and operates growth-oriented, niche-leading restaurant brands. At January 2, 2000, the Company owned and operated restaurants in 30 states plus the District of Columbia including 137 Don Pablo's Mexican Kitchen restaurants, 64 Hops Restaurant Bar & Brewery restaurants, 26 McCormick & Schmick's seafood dinner houses and 16 Canyon Cafe restaurants. Each of these proprietary brands functions on a decentralized basis with its own executive management, real estate development, purchasing, recruiting, training, marketing, accounting, and restaurant operations. This consumer-based operating philosophy allows the Company to gain competitive advantage by sharing best practices and centralizing non-brand critical processes such as human resources, finance, treasury, accounting and capital formation. Avado Brands also owns a 20-percent equity interest in Belgo Group PLC, a 16-unit United Kingdom restaurant company, a 25-percent equity interest in 11 Harrigans Grill and Bar restaurants, and a 50-percent interest in two restaurants operated under separate joint venture agreements with Belgo Group PLC and London-based PizzaExpress PLC. For the 52-week period ended January 2, 2000 ("1999"), total restaurant sales were $644.5 million which included revenue of $21.2 million from 46 Applebee's restaurants which were sold during the first half of 1999.

     In November 1995, 44 Don Pablo's restaurants and 12 Harrigans restaurants were acquired through a pooling of interests transaction with DF&R Restaurants, Inc. During 1997, three purchase business combinations were completed which included the acquisition of 16 McCormick & Schmick's restaurants, 21 Hops restaurants and 13 Canyon Cafe restaurants. Also in 1997, the Company announced its decision to sell its franchised Applebee's restaurants in order to focus on the continued development of its higher margin, better return, greater growth proprietary concepts. The divestiture was substantially completed in 1998 with the sale of 46 remaining locations completed in 1999. Gross proceeds from the sale transactions totaled $514.0 million including $9.5 million in notes outstanding at January 2, 2000 and other amounts due. Also during 1998, the Company divested its Harrigans restaurants, retaining a 25-percent ownership in the ongoing business, acquired a 20-percent interest in Belgo, established a 50/50 joint venture for the development of Belgo restaurants in the Western Hemisphere and established a 50/50 joint venture with London-based PizzaExpress. In January of 1999, the first Belgo restaurant in the United States was opened in New York City and in March of 1999 the first restaurant under the joint venture with PizzaExpress was opened in Philadelphia under the name San Marzano.

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

     Menu. The menu offers a wide variety of entrees, including enchiladas and tacos served with various sauces and homemade salsa plus mesquite-grilled items such as fajitas, carne asada and chicken. The menu also includes tortilla soup, a selection of salads, Mexican-style appetizers such as quesadillas and unique desserts. During 1999, the cost of a typical meal, including beverages, was approximately $6.00 to $9.00 for lunch and $8.00 to $15.00 for dinner. In addition to its regular menu, Don Pablo's offers 15 lunch specials priced from $4.49 to $7.39 each and a lower-priced children's menu. Full bar service is also provided. Alcoholic beverage sales accounted for approximately 18% of sales in 1999.

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

     Unit Economics. In 1999, the average cost of developing and opening a Don Pablo's restaurant was approximately $1.8 million, excluding land costs and preopening expenses. The cost of land for these restaurants ranged from
approximately  $869,000  to  $1,042,000;   preopening  expenses,  which  consist
primarily of wages and salaries, hourly employee recruiting, license fees, meals, lodging and travel plus the cost of hiring and training the management teams, averaged $211,000.

     Field Management. Management is shared by 20 area managers who report to two Regional Vice Presidents of Operations. The strategy is to have each area manager responsible for a limited number of restaurants, thus facilitating a focus on quality of operations and unit profitability. The management staff of a typical restaurant consists of one general manager, one kitchen manager and three assistant managers. The restaurant management staff is eligible to receive bonuses based on equaling or exceeding their individual restaurant's prior year sales and profits.

     Advertising and Marketing. Don Pablo's advertising and marketing strategy combines the use of television and radio advertising in core markets along with a focus on local efforts and community involvement at all locations. In 1999, advertising expense was 4.9% of revenue. Although Don Pablo's typically spends approximately 3.5% of revenue on advertising, in the fourth quarter of 1999 a special winter campaign was implemented and an additional $4.0 million in advertising expense was incurred. The fourth quarter program drove customer counts and traffic at the restaurants and helped improve same-store-sale comparisons from 5% negative in September to 2% positive in December. Advertising expenditures for 2000 are expected to return to a more typical 3.5% level and will focus on efforts designed to increase traffic counts and appeal to consumer desires for new and exciting tastes.

                          Hops Restaurant Bar & Brewery

     The first Hops was opened in Clearwater, Florida in 1989. Each restaurant offers a diverse menu of popular foods, freshly prepared in a display kitchen with a strict commitment to quality and value. Additionally, each restaurant features an on-premises microbrewery.

     Menu. The restaurants feature an American-style menu that includes top choice steaks and prime rib, smoked baby back ribs, fresh fish, chicken and pasta dishes, deluxe burgers and sandwiches, hand-tossed salads with homemade dressings, appetizers, soups and desserts. The menu offers separate selections for children. The cost of a typical meal, including beverages, ranges from $6.00 to $9.00 per person for lunch and $13.00 to $15.00 per person for dinner. Each restaurant offers four distinctive lager-style beers and ales, plus a variety of blends of these beers, that are brewed on-premises. An observation microbrewery at each restaurant allows customers to view the entire brewing process. Except for one non-alcoholic beer, the brewed beers are the only beers served in all but one of the restaurants. Full bar service is also available at each restaurant. Alcoholic beverages accounted for approximately 16% of sales in 1999.

     Restaurant Layout. Restaurants range in size from approximately 5,000 to 7,300 square feet. With booth seating throughout approximately 70% of each restaurant, guests enjoy the comfort of privacy and soft lighting amongst wood and brick surfaces in a somewhat rustic design. The ambiance and decor complements the on-premise copper and stainless steel brewing equipment which is visible from both the bar and dining room. Customers are invited to tour the brewery, which occupies from 450 to 750 square feet, with Hops' on premise Brewmaster.

     Unit Economics. The cost of developing and opening a restaurant averaged approximately $1.6 million in 1999, excluding land and preopening costs but including approximately $165,000 in microbrewery equipment. Land costs ranged from $780,000 to $1,285,000 and preopening costs averaged $180,000.

     Field Management. Management is shared by seven operating partners and seven area supervisors who report to both the Vice President of Operations and the Chief Executive Officer. Each operating partner or area supervisor is ultimately responsible for four to five restaurants, thus facilitating a focus on quality of operations and unit profitability. The management staff of a typical restaurant consists of one general manager, one kitchen manager and two assistant managers. Hops also added the new position of Service Specialist in 1999 to improve customer service and quality control at each restaurant. General managers and kitchen managers are eligible to receive bonuses equal to a percentage of their restaurant's controllable income, subject to operating above a minimum operating margin.

     Advertising and Marketing.  Hops'  advertising  and marketing  strategy has historically focused primarily on grassroots efforts utilizing special promotions in local markets and special event equipment designed to increase customer awareness and name recognition. During 1999, advertising and marketing efforts were expanded to include television advertising in core markets as well as the continued use of radio advertising, outdoor boards and print media in regional editions of national publications. Efforts are expected to continue into 2000 with the continued use of television and radio advertising, print media, limited outdoor advertising as well as ongoing grassroots programs.

                              McCormick & Schmick's

     McCormick & Schmick's was established in 1972 by co-founders William P. McCormick and Douglas L. Schmick, current Chairman and President, respectively. Each restaurant is designed to capture the distinctive attributes of the local market. Varying in design from a traditional, New England-style fish house to a more contemporary dinner house with spectacular waterfront views, many of the restaurants are located in historical buildings. Traditional-style bars are an integral component of each restaurant. The same philosophy of distinctiveness and quality applies equally to the bar operation and the dining rooms. Alcoholic beverages represented approximately 29% of sales in 1999. Restaurants are operated under the names McCormick & Schmick's, McCormick's Fish House, Harborside, Jake's, Jake's Famous Crawfish, M&S Grill, McCormick & Kuleto's and Spenger's Fresh Fish Grotto. McCormick & Schmick's offers superior service to its guests and is positioned in a price range at the upper end of moderate.

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

     Restaurant Layout. Restaurants typically range in size from 6,000 to 13,000 square feet with an average restaurant containing approximately 8,500 square feet. The restaurants generally seat 200 to 350 customers in the dining room with some locations having 40 to 60 additional patio seats available.

     Unit Economics. The average cost of developing a restaurant was approximately $3.0 million in 1999, including leasehold improvements, fixtures and equipment. All restaurant real estate is leased. Additionally, preopening expenses averaged $397,000.

     Field Management. Management is shared by ten multi-unit senior managers, three of which have regional responsibility, and one Vice President of Operations. Staffing levels vary depending on restaurant size. A typical restaurant has a general manager, an executive chef, a sous chef and four assistant managers and will employ 80 to 90 full- and part-time employees. The McCormick & Schmick's operating philosophy encourages and trains the management of individual restaurants to be creative by promoting a large degree of self-sufficiency.

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

     Menu. The menu offers a wide variety of unique items such as Desert Fire Pasta, Chile Rubbed Grilled Tuna and Chipotle Chicken. A variety of more traditional items including chicken tacos and grilled chicken salad are also offered. During 1999, the cost of a typical meal, including beverages, was $9.00 to $14.00 for lunch and $14.00 to $20.00 for dinner. Full bar service is also provided. Alcoholic beverages accounted for approximately 18% of sales in 1999.

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

     Unit Economics. No new restaurants were opened in 1999. In 1998, the cost of developing and opening a restaurant averaged $1,400,000 for in-line/mall locations and $1,600,000 for freestanding locations, excluding land costs and preopening expenses. Preopening expenses averaged $151,000.

     Field Management. Management is structured with a general manager, two to three assistant managers, an executive chef and a sous chef. Regional Directors are responsible for quality of operations and sales and profitability of four to five restaurants and report to a Director of Operations. All managers are eligible to receive bonuses based on individual restaurant operating performance.

     Advertising and Marketing. Advertising and marketing strategy relies on grassroots efforts focused on developing a strong brand identity and strong core-customer recommendations. Advertising and marketing efforts include local radio, media appearances and event involvement as well as direct mail and other print media. Additional local efforts, such as a system-wide "neighborhood networking" program, are utilized to develop a direct relationship with targeted customers.

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

     Purchasing. Avado Brands strives to obtain consistent quality items at competitive prices from reliable sources for all of its brands. The Company continually researches and tests various products in an effort to maintain the highest quality products and to be responsive to changing customer tastes. Purchasing is handled by each brand, which, with the exception of McCormick & Schmick's, uses one primary distributor for food products other than locally purchased produce. At McCormick & Schmick's, purchasing is under the direction of each restaurants' executive chef in order to obtain the freshest, highest quality seafood available with a focus on local tastes. All food and beverage products are available on short notice from alternative, qualified suppliers. The Company has not experienced any significant delays in receiving food and beverage inventories, restaurant supplies or equipment.

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

                                   Competition

     The restaurant industry in the U.S. is highly competitive with respect to price, service, location, and food type and quality, and competition is expected to intensify. There are well-established competitors with greater financial and other resources than Avado Brands. Some of these competitors have been in existence for a substantially longer period than Avado Brands and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, the availability and cost of suitable locations, and the type, number and location of competing restaurants. The Company also experiences competition in attracting and retaining qualified management level operating personnel. In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting hourly employees may adversely affect the restaurant industry in general and Avado Brands' restaurants in particular.

                                    Employees

     As of January 2, 2000, Avado Brands employed approximately 20,000 persons in 30 states plus the District of Columbia. Of those employees, approximately 280 held management or administrative positions, 1,600 were involved in restaurant management, and the remainder were engaged in the operation of restaurants. Management believes that the Company's continued success will depend to a large degree on its ability to attract and retain good management employees. While the Company will have to continually address a level of employee attrition normally expected in the food-service industry, Avado Brands has taken steps to attract and keep qualified management personnel through the implementation of a variety of employee benefit plans, including an Employee Stock Ownership Plan, a 401(k) Plan, and an incentive stock option plan for its key employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties
-------------------

     The  Company  owns a  renovated  historic  building  in  Madison,  Georgia, containing approximately 19,000 square feet of office space and an adjoining building containing approximately 41,000 square feet of office space. These office buildings have served as the Company's corporate and Applebee's headquarters. In 1997, the Company completed construction of a new 44,100 square foot facility in Bedford, Texas, to house the Don Pablo's headquarters. The headquarters for McCormick & Schmick's is located in approximately 17,600 square feet of leased space in Portland, Oregon. The headquarters for Hops is located in approximately 15,000 square feet of leased space in Tampa, Florida and the headquarters for Canyon Cafe is located in approximately 7,500 square feet of leased space in Dallas, Texas. The Company believes that its corporate and brand headquarters are sufficient for its present needs.

     In selecting restaurant sites, the Company attempts to acquire prime locations in market areas to maximize both short- and long-term revenues. Site selection is made by each brand's development department, subject to executive officer approval and final approval by the Company's management committee.
Within the target market areas, the brands evaluate major retail and office concentrations and major traffic arteries to determine focal points. Site specific factors include visibility, ease of ingress and egress, proximity to direct competition, accessibility to utilities, local zoning regulations, laws regulating the sale of alcoholic beverages, and various other factors.

     As of January 2, 2000, the Company operated 243 restaurants. The Company leases the underlying real estate on which 120 of the restaurants are located and leases both the buildings and underlying real estate for an additional 46 restaurants. The remaining 77 restaurants and related real estate are owned by the Company. The following table presents restaurant locations by brand:

                           Don                McCormick        Canyon
                          Pablo's    Hops    & Schmick's        Cafe      Total
   -----------------------------------------------------------------------------
   Florida                  18        31                                    49
   Texas                    15                     1              4         20
   Ohio                     15         2                                    17
   Indiana                  11         1                                    12
   Georgia                   5         4                          2         11
   Pennsylvania             11                                              11
   Virginia                  7         2           1                        10
   Tennessee                 5         3                          1          9
   California                                      7              1          8
   Colorado                            6           1              1          8
   Maryland                  5         1           2                         8
   Michigan                  8                                               8
   Minnesota                 7         1                                     8
   North Carolina            4         4                                     8
   Arizona                   3                     1              3          7
   South Carolina            3         4                                     7
   Kentucky                  4         2                                     6
   New York                  6                                               6
   Washington                                      4              2          6
   Oregon                                          5                         5
   Oklahoma                  4                                               4
   Missouri                            1                          2          3
   Washington, D.C.                                2                         2
   Illinois                  1                     1                         2
   New Jersey                2                                               2
   Alabama                   1                                               1
   Connecticut                         1                                     1
   Delaware                  1                                               1
   Iowa                      1                                               1
   Louisana                            1                                     1
   Nevada                                          1                         1
   -----------------------------------------------------------------------------
          Totals           137        64          26             16        243
   =============================================================================

Item 3.  Legal Proceedings
--------------------------
     Seven lawsuits were filed against the Company and certain of its directors and officers in November and December 1999 and are currently pending in the Superior Court of Morgan County, Georgia. The cases are related purported class action lawsuits brought on behalf of certain shareholders. The plaintiffs' allegations are based on a proposal by a three-person management group to acquire the Company. All seven lawsuits (which Company counsel believes may be consolidated) generally allege that the offer being made by the management group is unfair, and that the price being proposed as payment for Company common shares is inadequate. The plaintiff shareholders allege that it would be a breach of the Board's fiduciary duties to the Company and the shareholders to approve the proposal and consummate the transaction being proposed by the management group. The shareholders are seeking injunctive relief, an unspecified amount of damages allegedly arising from the acts of the Defendants, and costs and attorneys' fees. The Company's Board of Directors has appointed a special committee of disinterested directors to evaluate the merits of the offer and to consider other strategic alternatives for the Company.

     In 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. In 1998, one of these suits (Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189) was dismissed. An amended complaint, styled John Bryant, et al. vs. Apple South, Inc., et al. consolidating previous actions was filed in January 1998. During 1999, the Company received a favorable ruling from the 11th Circuit Court of Appeals relating to the remaining suit. As a result of the ruling, the District Court will again consider the motion to dismiss the case, and the defendants renewed their motion to dismiss in December 1999. The Company is awaiting the court's ruling. Although the ultimate outcome of the remaining lawsuit cannot be determined at this time, the Company believes that the allegations therein are without merit and intends to vigorously defend itself.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year ended January 2, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Corporate Headquarters                            Independent Auditors
Avado Brands, Inc.                                KPMG LLP
Hancock at Washington                             303 Peachtree Street, N.E.
Madison, GA 30650                                 Suite 2000
Telephone:        (706) 342-4552                  Atlanta, GA 30308

Investor Relations                                Transfer Agent and Registrar
Tony Shaffer, Director of Investor Relations      SunTrust Bank, Atlanta
Hancock at Washington                             Corporate Trust Division
Madison, GA 30650                                 P.O. Box 4625
Telephone:        (706) 342-4552                  Atlanta, GA 30302
Facsimile:        (706) 342-9283
E-mail:  tshaffer@corp.avado.com


Investor Information

     The Company's common stock and convertible preferred securities are traded on the NASDAQ Stock Market (National Market) under the symbols "AVDO" and "AVDOP", respectively. A list of the brokerage firms publishing research on Avado Brands is available upon request by calling the Investor Relations department or writing Investor Relations.

Shareholder Information

     As of March 1, 2000, there were approximately 3,500 shareholders of record of the Company's common stock.

Stock Price Performance

     A summary of the high and low sales prices per share for the Company's common stock is presented below:

                                                   High               Low
        ------------------------------------------------------------------------
           1999
           First Quarter                          $  9.75            $  5.94
           Second Quarter                         $  9.50            $  6.25
           Third Quarter                          $  9.44            $  5.63
           Fourth Quarter                         $  6.00            $  4.06

           1998
           First Quarter                          $ 15.44            $ 10.50
           Second Quarter                         $ 16.00            $ 12.44
           Third Quarter                          $ 15.44            $ 10.88
           Fourth Quarter                         $ 11.13            $  7.00
        ------------------------------------------------------------------------

Dividends

     The following table shows cash dividends declared per share on the Company's common stock

           Quarter ended                1999         1998         1997
          -----------------------------------------------------------------
              March                    $0.0125       0.0100        0.008
              June                     $0.0150       0.0125        0.010
              September                $0.0150       0.0125        0.010
              December                 $0.0150       0.0125        0.010
          -----------------------------------------------------------------
                      Total            $0.0575       0.0475        0.038
          -----------------------------------------------------------------

Item 6. Selected Financial Data
-------------------------------

(In thousands, except per share data)
                                                        1999         1998         1997         1996          1995
--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF EARNINGS DATA
Total restaurant sales                                $644,459      862,692      808,320      546,022       440,190
Operating income                                      $ 42,461       72,631       74,823       31,596        41,329
Net earnings                                          $  5,470       66,283       28,448       11,674        20,279
--------------------------------------------------------------------------------------------------------------------
PER SHARE DATA

Basic earnings per common share                       $   0.20         1.81         0.74         0.30          0.54
Diluted earnings per common share                     $   0.20         1.62         0.73         0.30          0.52
Cash dividends per common share                       $ 0.0575       0.0475        0.038        0.030         0.022
--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA
Total assets                                          $656,596      670,597      804,289      457,827       369,138
Working capital (excluding assets held for sale)      $(39,497)    (210,947)     (33,989)     (21,439)      (17,778)
Long-term obligations                                 $328,076      116,978      381,843      215,891       118,726
Convertible preferred securities                      $115,000      115,000      115,000            -             -
Shareholders' equity                                  $112,624      112,029      220,782      191,429       203,221
--------------------------------------------------------------------------------------------------------------------

     See additional discussion of financial results at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8, "Financial Statements and Supplementary Data".

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     For an understanding of the significant factors that influenced the performance of Avado Brands, Inc. (the "Company") during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this Form 10-K. The Company acquired McCormick & Schmick Holding Corp. ("McCormick & Schmick's") and Hops Restaurant Bar & Brewery ("Hops") in March 1997 and Canyon Cafes, Inc. ("Canyon Cafe") in July 1997. The pro forma information presented herein assumes that these acquisitions had been completed at the beginning of the respective periods. The Company's fiscal year is a 52 or 53-week year ending on the Sunday closest to December 31. Accordingly, the following discussion is for the 52 weeks ended January 2, 2000 ("1999"), the 53 weeks ended January 3, 1999 ("1998") and the 52 weeks ended December 28, 1997 ("1997").

                          Consolidated Overview of 1999

     During 1999, Avado Brands, Inc. completed the divestiture of its franchised Applebee's Neighborhood Grill & Bar ("Applebee's") restaurants, continued to expand operations at its "core" brands which include Don Pablo's Mexican Kitchen restaurants, Hops, McCormick & Schmick's and Canyon Cafe and continued to explore new investment opportunities through the opening of two new restaurants under joint venture agreements with United Kingdom-based Belgo Group PLC ("Belgo") and PizzaExpress PLC ("PizzaExpress").

     In August 1999, the Company announced an initiative to evaluate strategic alternatives which could enhance and maximize shareholder value. On November 10, 1999, a management group formed by Tom E. DuPree, Jr., the Company's Chairman and Chief Executive Officer, filed a Schedule 13D with the Securities and Exchange Commission indicating the management group was making a proposal to acquire the Company. The Company received a letter outlining the proposal, which is included as an exhibit to the Schedule 13D. In connection with this proposal, a Special Committee of the Company's Board of Directors, comprised of two independent directors, was formed. The Special Committee is awaiting management's form of acquisition agreement setting forth the final proposed terms and conditions of the acquisition and will evaluate the proposal along with other strategic alternatives.

       Comparison of Historical Results - Fiscal Years 1999, 1998 and 1997

Restaurant Sales

     In 1999, restaurant sales for the Company's core brands increased 18% to $623.3 million from $527.4 million in 1998. Total restaurant sales decreased to $644.5 million in 1999 from $862.7 million in 1998 reflecting the divestiture of the Applebee's brand which accounted for 39% of the Company's revenues in 1998 compared to only 3% in 1999. Increased core brand sales, attributable primarily to new unit growth, were partially offset by a 52-week fiscal 1999 compared to a 53-week fiscal 1998. Operating weeks increased by 21% in core brands due to a full-year's sales from 59 restaurants opened in 1998 and a partial-year's sales from 37 restaurants opened in 1999. Sales increases attributable to new restaurant openings were somewhat offset by the closing of six core brand restaurants during 1999. Same-store-sale comparisons (for restaurants open a full 18 months at the beginning of 1999) were approximately 6% higher at McCormick & Schmick's, 1% higher at Hops, 1% lower at Don Pablo's and 4% lower at Canyon Cafe.

     Restaurant  sales for 1998  increased  7% to  $862.7  million  from  $808.3 million in 1997 reflecting increased core brand sales which were offset by declining revenues associated with the divestitures of the Applebee's and Harrigans brands. In core brands, 1998 sales increased 59% to $527.4 million from $331.9 million in 1997. A full-year's sales attributable to the brands acquired in 1997, new unit growth, increased average unit volumes in Hops and McCormick & Schmick's and a 53-week fiscal 1998 compared to a 52-week fiscal 1997 contributed to the increase in core brand sales. Operating weeks increased by 60% in core brands due to a full-year's sales from 50 restaurants acquired and 41 restaurants opened in 1997 and a partial-year's sales from 59 restaurants opened in 1998, partially offset by two Canyon Cafe restaurants closed in 1998. Same-store-sale comparisons (for restaurants open a full 18 months at the beginning of 1998) were approximately 5% higher at Hops, 4% higher at Canyon Cafe and 2% higher at both Don Pablo's and McCormick & Schmick's. On a pro forma basis, 1998 core brand restaurant sales increased by 44% and operating weeks increased by 47% over 1997.

Restaurant Operating Expenses

     Consolidated restaurant operating expenses as a percent of sales increased 130 basis points to 87.2% in 1999 from 85.9% in 1998. The resulting 1999 decrease in restaurant operating margins was principally due to an increase in depreciation from 2.0% of total 1998 sales to 3.2% of total 1999 sales as a result of the declining impact of the Applebee's brand for which depreciation was suspended in December 1997 when the related assets were classified as assets held for sale.

     The following discussion of restaurant operating expenses further focuses on the percentages which certain items of expense bear to total restaurant sales for (i) the Company's core brands and (ii) the Company's brands which have been discontinued over the last three fiscal years which include Applebee's, Harrigans, and Hardee's.

Core Brands

                                         Actual    Actual    Actual   Pro Forma
Fiscal                                    1999      1998      1997      1997
--------------------------------------------------------------------------------
 Restaurant sales:
   Canyon Cafe                            7.0%      9.1%      5.6%        9.3%
   Don Pablo's                           49.7      51.3      59.2        53.6
   Hops                                  23.2      20.2      14.9        15.7
   McCormick & Schmick's                 20.1      19.4      20.3        21.4
--------------------------------------------------------------------------------
 Total restaurant sales                 100.0     100.0     100.0       100.0
--------------------------------------------------------------------------------
 Restaurant operating expenses:
   Food and beverage                     28.4      28.0      27.8        27.9
   Payroll and benefits                  31.1      30.4      29.8        30.1
   Depreciation and amortization          3.3       3.2       3.7         3.6
   Other operating expenses              24.6      23.4      22.9        23.3
 -------------------------------------------------------------------------------
 Total restaurant operating expenses     87.4      85.0      84.1        84.9
 -------------------------------------------------------------------------------
 Income from restaurant operations       12.6%    15.0%      15.9%       15.1%
 -------------------------------------------------------------------------------

     Core brand restaurant operating expenses for 1999 were 87.4% of sales compared to 85.0% in 1998. The resulting decrease in 1999 restaurant operating margins was principally due to (i) the impact of increased marketing efforts which increased other operating expenses as well as food and beverage and payroll and benefit costs, (ii) additional increases in payroll and benefits related primarily to management labor costs and (iii) a decrease in average unit volumes at Don Pablo's, Hops and Canyon Cafe which decreased leverage on certain fixed operating expenses as well as depreciation and amortization.

     Increased marketing efforts impacted restaurant operating margins primarily at Don Pablo's and Canyon Cafe. Don Pablo's typically spends approximately 3.5% of revenue on advertising, compared to total 1999 advertising expense of 4.9% of revenue which was a result of a special fourth quarter winter campaign which increased advertising expense by $4.0 million. The fourth quarter program drove customer counts and traffic at the restaurants and helped improve same-store-sale comparisons from 5% negative in September to 2% positive in December. The remainder of Don Pablo's 1999 marketing expenses were predominately related to a new summer promotional menu implemented in the second quarter. In addition to an impact on other operating expenses, the summer promotion resulted in an increase in food and beverage expenses due to a focus on higher cost food items and an increase in payroll and benefit costs resulting from increased labor hours also associated with the menu changes. Marketing expenses at Canyon Cafe were 5.8% of revenue in 1999 compared to 4.2% in 1998. The 1999 increase was due to a combination of increased marketing efforts to develop brand awareness and a decrease in revenue generated by decreases in average unit volumes and restaurant closings. On a total core brand basis, the increased food and beverage costs at Don Pablo's were substantially offset by decreases at Hops gained through a combination of purchasing contracts for chicken and red meat which stabilized prices during 1999 and an increase in the percentage of revenue from beer which has a lower cost.

     Increases in management labor were predominately attributable to management base pay increases at Don Pablo's and Hops resulting from initiatives implemented in 1999 to increase management depth and improve retention rates. In addition, in 1999 Hops added the new management position of Service Specialist to enhance customer service and quality control at each restaurant.

     Core brand restaurant operating expenses for 1998 were 85.0% of sales compared to 84.1% in 1997. The increase was primarily attributable to a full year of operations related to the brands acquired in 1997 which experienced lower margins than the Don Pablo's brand. In addition, the following factors also partially contributed to the 1998 decrease in margins, (i) an increase in payroll and benefit costs related to an increase in the number of new unit openings which typically experience higher labor costs during the first several months of operations, (ii) an increase in food and beverage costs primarily related to an increase in Hops' sales as a percentage of total core brand sales compared to prior year (Hops experiences higher food and beverage costs due to a larger percentage of beef sales and a smaller percentage of alcoholic beverage sales as compared to the other brands), (iii) an increase in other operating expenses related primarily to an increase in advertising in Don Pablo's and Hops and (iv) other operating costs also associated with an increase in the number of new unit openings coupled with the policy of expensing preopening costs as incurred which was adopted at the beginning of 1998.

Discontinued Brands

     For 1999 and 1998, revenues from the Company's discontinued brands were solely attributable to Applebee's. In 1999, Applebee's accounted for only 3% of the Company's consolidated revenues. Decreases in restaurant operating expenses from 87.2% in 1998 to 81.8% in 1999 were attributable to a decrease in preopening and training expenses due to no restaurant openings in 1999 compared to 15 Applebee's openings in 1998. In addition, due to the Company's completion of the Applebee's divestiture early in 1999, advertising expenditures were substantially reduced from prior year levels.

     For 1998, restaurant operating expenses as a percentage of sales for discontinued brands increased to 87.2% from 87.0% in 1997. The resulting decrease in 1998 restaurant operating margins was principally due to increased payroll and benefits resulting from performance-based, pay-to-stay bonus programs implemented to control management turnover and operating costs during the Applebee's divestiture period.

General and Administrative Expenses

     General and administrative expenses related to core brands were 6.0% of total core brand sales in 1999 compared to 6.5% in 1998 and 7.7% on a pro forma basis for 1997. The 1999 decrease was primarily attributable to leverage gained from increases in absolute size at Don Pablo's, Hops and McCormick & Schmick's. General and administrative expenses for all brands as a percent of sales were 5.9% in 1999 compared to 5.3% in 1998 and 4.9% in 1997. Deleveraging of corporate expenses associated with the sales from the divested Applebee's brand was the primary contribution to the change in these rates.

Other Special Charges

     In 1999, the Company recorded a $2.2 million special charge reflecting fees paid in conjunction with the evaluation of strategic alternatives and other amounts associated with activities to reduce overhead costs, including payroll and employee severance. In the fourth quarter of 1998, programs were initiated at Don Pablo's, Canyon Cafe and the Company's corporate headquarters to reorganize management and reduce overhead costs. A charge of $2.9 million was recorded, the components of which related primarily to employee termination and severance costs.

Interest and Other Expenses

     Interest expense decreased to $24.1 million from $25.3 million in 1998 as a result of a decrease in average borrowings outstanding under revolving credit facilities. This decrease was substantially offset by an increase in interest rates under revolving facilities as well as the 11.75% Senior Subordinated Notes issued during 1999. Interest expense in 1998 increased to $25.3 million from $20.5 million in 1997 due to higher average borrowings under revolving credit facilities. These increased borrowings, related to the construction of new restaurants and the 1997 acquisitions, were partially offset by proceeds from various divestitures, a significant portion of which were used to reduce revolving debt obligations. The Company's weighted average interest rate on borrowings was approximately 9.5% in 1999, 8.0% in 1998 and 7.9% in 1997.

     "Gain on disposal of assets" primarily reflects the gains recognized on the Applebee's divestiture of $7.8 million in 1999 and $81.3 million in 1998.
Applebee's divestiture gains in both 1999 and 1998 were offset by net losses incurred on the divestiture of other various assets. The Applebee's divestiture was substantially completed in 1998 with the sale of 233 of 279 Applebee's locations. Sale of the remaining 46 locations was completed in 1999. Gross proceeds related to the divestiture were $514.0 million including $9.5 million in notes outstanding at January 2, 2000, against which an allowance of $2.5 million has been established.

     Income from investments carried at equity reflects the Company's pro-rata share of earnings from its 20-percent equity interest in Belgo offset by losses associated primarily with the start-up phase of two restaurants opened in 1999 under the Company's joint venture agreements with Belgo and PizzaExpress. The Company also holds a 25-percent equity interest in 11 Harrigans Grill & Bar restaurants, owned by Pinnacle Restaurant Group, which are currently under contract to be sold to a third party. The Company does not expect to realize a significant gain or loss upon completion of this transaction.

         Other expenses relate primarily to amortization of goodwill. Other expenses decreased in 1999 as a result of an increase in miscellaneous income related predominately to rental income received on various owned properties. Total 1998 other expenses were comparable to 1997 as a result of increases in amortization expense resulting from a full year of goodwill amortization from the brands acquired in 1997 which was offset by goodwill amortization related to the Applebee's division which was suspended in December 1997 when the related assets were classified as assets held for sale.

Income Tax Expense

     Income tax expense as a percent of earnings before income taxes was 30.9% in 1999 compared to 36.7% in 1998 and 32.4% in 1997. The higher effective tax rate in 1998 as compared to 1999 and 1997 is due primarily to taxable income generated by the gain on sale of assets in 1998 and a corresponding decrease in the impact of FICA tip credits.

Net Earnings

     Net earnings as a percent of sales was 0.8% in 1999, 7.7% in 1998 and 3.5% in 1997. The decrease from 1998 to 1999 and increase from 1997 to 1998 was primarily a result of the $72.5 million pre-tax gain on disposal of assets held for sale recorded in 1998. In addition, the 1999 completion of the Applebee's divestiture resulted in a decrease in operating income as compared to 1998.

                         Liquidity and Capital Resources

     The Company's historical growth and its preference to own the real estate on which its restaurants are situated typically cause it to be a net user of cash, even after a significant amount of expansion financing is internally generated from operations. Based on the current and projected borrowing environment, the Company has committed to strategies to reduce its leverage over time. The extent of projected new restaurant development has been reduced in 2000 and 2001; the leasing of new sites to reduce initial capital will take preference over ownership; an aggressive program to realize cash from various non-operating assets has been implemented; and other initiatives to reduce leverage are being evaluated.

     Principal financing sources in 1999 consisted of net proceeds of $95.5 million from the issuance of $100.0 million, 11.75% Senior Subordinated Notes due June 15, 2009, proceeds of $87.2 million from completion of the Applebee's divestiture and sale of other assets and cash generated from operations of $13.6 million. The principal uses of funds during 1999 consisted of capital expenditures of $84.4 million, treasury stock acquired primarily through the settlement of equity forward agreements of $74.8 million (net of collateral payments on equity forward contracts) and net repayment of revolving credit facilities of $27.9.

     Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company operates with negative working capital. Fluctuations in accounts receivable, inventories, prepaid expenses and other, accounts payable and accrued liabilities occur as a result of new restaurant openings and the timing of settlement of the Company's liabilities. Further increases in prepaid expenses and other from 1998 to 1999 relate primarily to the reclassification of $8.0 million in notes receivable from noncurrent to current and new officer loans of $3.0 million. Additional decreases in other noncurrent assets occurred during 1999 primarily as a result of the sale of various other assets including certain Applebee's properties which were initially leased to several buyers.

     In 1999, the Company completed the private placement of $100 million of 11.75% senior subordinated notes due June 15, 2009. The notes were priced at
98.561 to yield 12%. Subsequent to their issuance, the notes were exchanged for identical notes registered under the Securities Act of 1933. Simultaneously with the notes offering, a new, three-year $125 million bank revolving credit facility was executed. The proceeds of the notes offering, the new bank facility and the final Applebee's divestiture transactions were used to refinance existing credit facilities, settle equity forward contracts and provide for future working capital and other corporate purposes. At January 2, 2000, revolving credit agreements aggregated $127.0 million of which $14.5 million was unused and available. Terms of the Company's notes and revolving credit agreements include various provisions which, among other things, require the Company to (i) maintain defined net worth and coverage ratios, (ii) limit the incurrence of certain liens or encumbrances in excess of defined amounts, (iii) maintain defined leverage ratios and (iv) limit certain payments. In addition, the revolving credit agreement and notes contain cross-default provisions which allow maturity of the notes to be accelerated if the revolving credit agreement maturity is accelerated.As amended on April 3, 2000, the Company was in compliance with the various provisions.

     The Board of Directors, from time to time and depending on market conditions, authorizes the Company to purchase shares of its common stock through open market transactions. In connection with these programs, during 1998 the Company paid $4.2 million to the holders of the 9.75% Senior Notes to allow for additional share repurchases. During 1998, a total of 7.3 million shares were repurchased. Also in 1998, third parties purchased a total of 8.3 million shares of the Company's common stock pursuant to four equity forward contracts, one of which was settled in 1998 with the remaining three settled in 1999.

     Capital expenditures during 1999 provided for the opening of 18 Hops, 15 Don Pablo's and four McCormick & Schmick's in addition to ongoing refurbishments of existing restaurants. The following table presents anticipated restaurant openings for the core brands for 2000 and 2001:

                                              2000          2001
     ----------------------------------------------------------------
         Don Pablo's                            5             5
         Hops                                  11            11
         McCormick & Schmick's                  4             4
         Canyon Cafe                            2             2
     ----------------------------------------------------------------
            Total                              22            22
     ----------------------------------------------------------------

     Capital requirements for the construction of new core restaurants is expected to approximate $90 million in 2000 through 2001, a substantial portion of which is expected to be generated internally. The remaining funds are expected to be available under revolving credit facilities expected to be in place as the Company completes its evaluation of alternatives to reduce its leverage.

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

     Various federal and state laws increasing minimum wage rates have been enacted over the past several years. Such legislation, however, has typically frozen the wages of tipped employees at $2.13 per hour if the difference is earned in tip income. Although the Company has experienced slight increases in hourly labor costs in recent years, the effect of increases in minimum wage have been significantly diluted due to the fact that the majority of the Company's hourly employees are tipped and the Company's non-tipped employees have historically earned wages greater than federal and state minimums. As such, the Company's increases in hourly labor costs have not been proportionate to increases in minimum wage rates.

                           Forward-Looking Information

     Certain information contained in this annual report, particularly information regarding the future economic performance and finances, restaurant development plans, capital requirements and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the casual dining restaurant industry, which remains intense; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new restaurant development; government monetary and fiscal policies; laws and regulations; and governmental initiatives such as minimum wage rates and taxes. Other factors that may cause actual results to differ from the forward-looking statements contained in this release and that may affect the Company's prospects in general are described in Exhibit 99.1 to the Company's Form 10-Q for the fiscal quarter ended June 29, 1997, and the Company's other filings with the Securities and Exchange Commission.

                                    Year 2000

     Historically, certain computer programs were written and certain computer chips were designed using two-digit year designations. These programs and chips may experience problems handling dates beyond 1999. Incomplete or untimely resolution of these problems by the Company, by its critical suppliers, or by governmental entities could have a material adverse effect on the Company's consolidated financial position or results of operations. Work on Year 2000 related issues began in 1997 with executive awareness programs and the engagement of outside consultants to assist in developing a consistent Year 2000 methodology, time line and project plan. An inventory and assessment of information technology ("IT") systems as well as non-IT systems was completed during 1998 and the solution implementation and testing phases were completed in 1999. As the Company has invested primarily in licensed software rather than developing it internally, remediation efforts and related expenditures have not been material. An evaluation of key suppliers to determine the status of their Year 2000 compliance programs was also completed during 1999 and the Company has developed contingency plans to address all aspects of operation level functionality and vendor management in the event unforseen circumstances arise. Currently, the Company has not experienced and does not anticipate any adverse effects related to Year 2000.

                          New Accounting Pronouncements

     AICPA  Statement  of  Position  98-5,   "Reporting  the  Cost  of  Start-Up
Activities" was adopted at the beginning of 1998. This statement requires entities to expense the costs of start-up activities as incurred. As a result of the adoption of this change in accounting policy, from expensing preopening costs in the first full month of a restaurant's operations to expensing them as incurred, a cumulative effect charge from the change in accounting principle of $2.2 million ($1.5 million net of tax benefit) was recorded in the first quarter of 1998.

     Also at the beginning of fiscal 1998, AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was adopted. This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations in 1998 or 1999.

     Also at the beginning of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income primarily consists of net income and net unrealized gains (losses) on foreign currency and is presented in the consolidated statements of stockholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements, it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", SFAS 133 will be effective for the Company's first quarter financial statements in fiscal 2001. The Company has not completed its evaluation of the impact, if any, that adoption of this statement will have on its consolidated financial position or results of operation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates primarily to variable rate U.S. LIBOR obligations on revolving credit and interest rate swap agreements. Interest rate swap agreements are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. Three interest rate swap agreements are currently in place under which the Company pays an average of certain foreign or U.S. LIBOR-based variable rates. These agreements also contain interest rate caps which further limit interest rate exposures. If interest rates related to the Company's U.S. LIBOR obligations increased by 100 basis points over the rates in effect at January 2, 2000, interest expense for fiscal 2000, after considering the effects of interest rate swap agreements, would increase by approximately $2.1 million. If an additional 100 basis point interest rate increase occurred in the Company's foreign LIBOR-based obligations, interest expense in fiscal 2000 would increase by an additional $1.2 million. These amounts were determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. In the event of a change of such magnitude, management would likely take actions to further mitigate interest rate exposures.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

Avado Brands, Inc.
Consolidated Statements of Earnings

(In thousands, except per share data)
Fiscal Year Ended                                                                 1999             1998             1997
----------------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Canyon Cafe                                                               $    43,319           48,187           18,577
    Don Pablo's                                                                   309,863          270,399          196,457
    Hops                                                                          144,488          106,329           49,511
    McCormick & Schmick's                                                         125,613          102,489           67,373
    Applebee's                                                                     21,176          335,288          454,127
    Other                                                                               -                -           22,275
----------------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                                  644,459          862,692          808,320
----------------------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
    Food and beverage                                                             182,896          241,689          225,302
    Payroll and benefits                                                          200,820          279,274          249,356
    Depreciation and amortization                                                  20,519           17,014           31,441
    Other operating expenses                                                      157,566          202,994          187,781
----------------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                                     561,801          740,971          693,880
----------------------------------------------------------------------------------------------------------------------------
General and administrative expenses                                                38,011           46,150           39,617
Asset revaluation and other special charges                                         2,186            2,940                -
----------------------------------------------------------------------------------------------------------------------------
Operating income                                                                   42,461           72,631           74,823
----------------------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                                                         (24,073)         (25,313)         (20,504)
    Distributions on preferred securities                                          (8,050)          (8,205)          (6,412)
    Gain on disposal of assets                                                      1,972           72,547                -
    Income (loss) from investments carried at equity                                 (311)           1,025                -
    Other, primarily goodwill amortization                                         (4,079)          (5,641)          (5,834)
----------------------------------------------------------------------------------------------------------------------------
          Total other income (expense)                                            (34,541)          34,413          (32,750)
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative
   effect of change in accounting principle                                         7,920          107,044           42,073
Income taxes                                                                        2,450           39,300           13,625
----------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of
   change in accounting principle                                                   5,470           67,744           28,448
----------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
   principle, net of tax benefit                                                        -            1,461                -
----------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                  $     5,470           66,283           28,448
============================================================================================================================

Basic earnings per common share:
      Basic earnings before cumulative effect of
            change in accounting principle                                    $      0.20             1.85             0.74
      Cumulative effect of change in accounting principle                               -            (0.04)               -
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                               $      0.20             1.81             0.74
============================================================================================================================

Diluted earnings per common share:
      Diluted earnings before cumulative effect of
            change in accounting principle                                    $      0.20             1.65             0.73
      Cumulative effect of change in accounting principle                               -            (0.03)               -
----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                             $      0.20             1.62             0.73
============================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets

(In thousands, except share data)
Fiscal Year End                                                                   1999            1998
-----------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                               $     11,267           7,216
      Accounts receivable                                                            7,257           9,124
      Inventories                                                                    9,097           8,599
      Prepaid expenses and other                                                    17,399           3,232
      Assets held for sale                                                           1,205          72,814
-----------------------------------------------------------------------------------------------------------
           Total current assets                                                     46,225         100,985

Premises and equipment, net                                                        424,968         367,587
Goodwill, net                                                                      135,176         138,005
Investments in and advances to unconsolidated affiliates                            17,411          16,106
Other assets                                                                        32,816          47,914
-----------------------------------------------------------------------------------------------------------
                                                                              $    656,596         670,597
===========================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                        $     21,620          28,474
      Accrued liabilities                                                           34,727          42,053
      Current installments of long-term debt                                            11         140,500
      Income taxes                                                                  28,159          28,091
-----------------------------------------------------------------------------------------------------------
           Total current liabilities                                                84,517         239,118

Long-term debt                                                                     328,076         116,978
Deferred income taxes                                                                8,943           8,200
Other long-term liabilities                                                          7,436           8,177
-----------------------------------------------------------------------------------------------------------
           Total liabilities                                                       428,972         372,473
-----------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                           115,000         115,000
Temporary equity, net                                                                    -          71,095

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                    -               -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,478,760 issued in 1999 and 1998                                           405             405
      Additional paid-in capital                                                   144,872          63,431
      Retained earnings                                                            166,305         162,411
      Accumulated other comprehensive income                                          (278)             24
      Treasury stock at cost; 15,157,713 shares in 1999 and 8,910,174
           shares in 1998                                                         (198,680)       (114,242)
-----------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                              112,624         112,029
-----------------------------------------------------------------------------------------------------------
                                                                              $    656,596         670,597
===========================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
                                                                                          Accumulated
                                                                   Additional                Other                      Total
                                                 Common Stock       Paid-in    Retained  Comprehensive   Treasury   Shareholders'
(In thousands, except per share data)         Shares      Amount    Capital    Earnings     Income        Stock        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 29, 1996                    39,125       $391   $132,976    $70,981          -       ($12,919)       $191,429
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                         -          -          -     28,448           -             -          28,448
Purchase of common stock                             -          -          -          -           -       (22,995)        (22,995)
Issuance of common stock for acquisitions        1,298         13     16,323          -           -             -          16,336
Issuance of treasury stock for acquisitions          -          -       (922)         -           -         6,078           5,156
Common stock issued to benefit plans                46          1        688          -           -             -             689
Exercise of options                                 10          -     (4,814)         -           -         7,039           2,225
Tax effect of exercise of options by employees       -          -      1,018          -           -             -           1,018
Cash dividends ($0.038 per share)                    -          -          -     (1,524)          -             -          (1,524)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1997                    40,479        405    145,269     97,905           -       (22,797)        220,782
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings                                    -          -          -     66,283           -             -          66,283
     Foreign currency translation adjustment         -          -          -          -         $24             -              24
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                           -          -          -     66,283          24             -          66,307
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of common stock                             -          -          -          -           -       (92,028)        (92,028)
Common stock issued to benefit plans                 -          -         36          -           -           370             406
Exercise of options                                  -          -        (65)         -           -           213             148
Settlement of equity forward contracts               -          -    (81,809)         -           -             -         (81,809)
Cash dividends ($0.0475 per share)                   -          -          -     (1,777)          -             -          (1,777)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 3, 1999                      40,479        405     63,431    162,411          24      (114,242)        112,029
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings                                    -          -          -      5,470           -             -           5,470
     Foreign currency translation adjustment         -          -          -          -        (302)            -            (302)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                           -          -          -      5,470        (302)            -           5,168
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of common stock                             -          -          -          -           -       (85,538)        (85,538)
Common stock issued to benefit plans                 -          -       (368)         -           -         1,100             732
Settlement of equity forward contracts               -          -     81,809          -           -             -          81,809
Cash dividends ($0.0575 per share)                   -          -          -     (1,576)          -             -          (1,576)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 2, 2000                      40,479       $405   $144,872   $166,305       ($278)    ($198,680)       $112,624
===================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows

(In thousands)
Fiscal Year Ended                                                                     1999         1998          1997
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                              $     5,470        66,283       28,448
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                         26,176        23,221       39,972
               Deferred income taxes                                                    743        (6,031)       3,905
               Gain on disposal of assets                                            (1,972)      (72,547)          54
               Loss (income) from investments carried at equity                         311        (1,025)           -
               (Increase) decrease in assets:
                    Accounts receivable                                               1,863          (141)      (2,441)
                    Inventories                                                      (1,472)       (2,260)      (2,592)
                    Prepaid expenses and other                                           45         4,197       (1,965)
                Increase (decrease) in liabilities:
                     Accounts payable                                                (7,511)        3,655          703
                     Accrued liabilities                                             (9,534)       (4,725)      (1,447)
                     Income taxes                                                        68        28,091       (2,050)
                     Other long-term liabilities                                       (565)        2,309          164
--------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities             13,622        41,027       62,751
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                          (84,394)     (142,841)    (172,963)
      Proceeds from disposal of assets, net                                          87,152       373,814        5,798
      Investments in and advances to unconsolidated affiliates                       (2,475)      (15,057)           -
      Additions to noncurrent assets                                                   (969)      (24,633)      (5,676)
      Acquisition of businesses, net of cash acquired                                     -             -     (146,444)
--------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) investing activities     (686)      191,283     (319,285)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from (repayment of) revolving credit agreements, net                 (27,920)     (114,726)     165,500
      Proceeds from issuance of long-term debt, net                                  95,467             -          823
      Principal payments on long-term debt                                              (32)       (8,500)        (865)
      Proceeds from issuance of preferred securities, net of issue costs                  -             -      111,261
      Proceeds from issuance of common stock                                              -           148        2,914
      Dividends declared and paid                                                    (1,576)       (1,777)      (1,524)
      Purchase of treasury stock                                                    (85,538)      (92,028)     (22,995)
      Collateral receipts (payments) on equity forward contracts                     10,714       (10,714)           -
--------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) financing activities   (8,885)     (227,597)     255,114
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  4,051         4,713       (1,420)
Cash and cash equivalents at the beginning of the period                              7,216         2,503        3,923
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                              $    11,267         7,216        2,503
==========================================================================================================================

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Avado Brands, Inc., including its wholly owned subsidiaries (the "Company"), is a multi-concept restaurant company owning and operating restaurants in 30 states plus the District of Columbia. At January 2, 2000, the Company operated 137 Don Pablo's Mexican Kitchen restaurants ("Don Pablo's"), 64 Hops Restaurant Bar & Brewery restaurants ("Hops"), 26 McCormick & Schmick's seafood dinner houses ("McCormick & Schmick's") and 16 Canyon Cafe restaurants ("Canyon Cafe"). All of these brands are owned on a proprietary basis. The Company also owns a 20-percent equity interest in Belgo Group PLC ("Belgo"), a 16-unit United Kingdom-based restaurant company, a 25-percent equity interest in 11 Harrigans Grill and Bar Restaurants, and a 50-percent interest in two new restaurants operated under separate joint venture agreements with Belgo and London-based PizzaExpress PLC ("PizzaExpress").

Basis of Presentation - The consolidated financial statements include the accounts of Avado Brands, Inc. and its wholly owned subsidiaries. Investments in 20% to 50% owned affiliates and partnerships are accounted for on the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results may ultimately differ from estimates.

Fiscal Year - The Company's fiscal year is a 52 or 53-week year ending on the Sunday closest to December 31. Accordingly, the accompanying consolidated financial statements are as of and for the 52 weeks ended January 2, 2000 ("1999"), the 53 weeks ended January 3, 1999 ("1998") and the 52 weeks ended December 28, 1997 ("1997"). All general references to years relate to fiscal years unless otherwise noted.

Cash Equivalents - Cash equivalents include all highly liquid investments, which have original maturities of three months or less.

Inventories - Inventories consist primarily of food, beverages and supplies and are stated at the lower of cost (using the first-in, first-out method) or market.

Assets Held for Sale - Assets held for sale are stated at the lower of cost or estimated net realizable value and include various properties held for sale at January 2, 2000. At January 3, 1999, assets held for sale was primarily comprised of premises and equipment, franchise costs and goodwill related to the Company's Applebee's division (Note 2). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company does not recognize depreciation or amortization expense during the period in which assets are being held for sale.

Premises and Equipment - Premises and equipment are stated at cost. Depreciation of premises and equipment is calculated using the straight-line method over the estimated useful lives of the related assets, which approximates 30 years for buildings and seven years for equipment. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, including renewal periods, or the estimated useful life of the asset.

Franchise Costs - Franchise agreements for the divested Applebee's restaurants required royalty fees equal to 4% of sales and advertising fees equal to 1 1/2% of sales. Such fees were expensed as incurred. Total royalty and advertising fees paid under franchise agreements were $1.2 million in 1999, $18.4 million in 1998 and $25.0 million in 1997.

Goodwill - Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized over the expected period to be benefitted, typically 40 years, using the straight-line method. Recoverability of this intangible asset is determined by assessing whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Accumulated amortization of goodwill amounted to $9.4 million at January 2, 2000 and $ 5.9 million at January 3, 1999. Amortization expense was $3.5 million in 1999, $3.4 million in 1998 and $4.8 million in 1997.

Development Costs - Certain direct and indirect costs are capitalized in conjunction with acquiring land and leaseholds and developing new restaurant sites and amortized over the life of the related building. Development costs were capitalized as follows: $4.1 million in 1999, $5.0 million in 1998 and $4.7 million in 1997.

Preopening Costs - Preopening costs consist primarily of wages and salaries, hourly employee recruiting, license fees, meals, lodging and travel plus the cost of hiring and training the management teams. AICPA Statement of Position 98-5, "Reporting the Cost of Start-Up Activities", which requires the costs of start-up activities to be expensed as incurred, was adopted at the beginning of 1998. As a result of the adoption of this change in accounting policy, from expensing preopening costs in the first full month of a restaurant's operations to expensing them as incurred, a cumulative effect charge from the change in accounting principle of $2.2 million ($1.5 million net of tax benefit) was recorded in the first quarter of 1998.

Advertising - Advertising is expensed in the period covered by the related promotions. Total advertising expense included in other operating expenses was $28.7 million in 1999, $32.6 million in 1998 and $29.0 million in 1997, in addition to amounts paid to the franchisor of Applebee's.

Foreign Currency Translation - Investments in foreign affiliates are translated into U.S. Dollars at the period-end exchange rate, while net earnings are translated at the average exchange rate during the period. The resulting translation adjustments are recorded as a separate component of shareholders' equity and comprehensive income.

Stock-Based Compensation - Stock-based compensation is determined using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (Note 14).

Interest Rate Contracts - Interest rate contracts are used principally for the management of interest rate exposures. Differentials to be received or paid under contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense.

Occasionally, interest rate swap contracts are used for trading purposes. These contracts are carried at fair value. Fair value for interest rate swap contracts is based on pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts. Factors taken into consideration include credit spreads, market liquidity, concentrations, and funding and administrative costs incurred over the life of the instruments. At January 2, 2000, no interest rate swap contracts were classified as trading instruments.

Counterparties to interest rate contracts are major financial institutions with which the Company also has other financial relationships. Exposure to credit loss exists in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties and no material loss would be expected from their nonperformance.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Reclassifications - Certain accounts have been reclassified in the 1998 and 1997 financial statements to conform with the 1999 classifications.

Note 2 - Applebee's Divestiture

In December 1997, the Company announced the decision to sell its franchised Applebee's restaurants in order to focus on the development of proprietary restaurant concepts and other investment opportunities. During 1998, the divestiture was substantially completed with the sale of 233 of 279 Applebee's locations. Sale of the remaining 46 locations was completed in 1999. Gross proceeds related to the divestiture were $514.0 million including $9.5 million in notes outstanding at January 2, 2000. The current portion of the notes, $2.3 million, is included in "Prepaid expenses and other" in the accompanying consolidated balance sheet; the remaining notes, net of a $2.5 million allowance, are included in "Other assets".

     "Gain on disposal of assets" in the accompanying consolidated statements of earnings primarily reflects the gains recognized on the Applebee's divestiture of $7.8 million in 1999 and $81.3 million in 1998. Gains on the completion of the Applebee's divestiture in both 1999 and 1998 were offset by net losses incurred on the divestiture of other various assets.

Note 3 - Other Special Charges

In 1999, the Company recorded a $2.2 million special charge reflecting fees paid in conjunction with the evaluation of strategic alternatives and other amounts associated with activities to reduce overhead costs, including payroll and employee severance. In the fourth quarter of 1998, programs were initiated at Don Pablo's, Canyon Cafe and the Company's corporate headquarters to reorganize management and reduce overhead costs. A charge of $2.9 million was recorded, the components of which related primarily to employee termination and severance costs.

Note 4 - Equity Investments and Acquisitions

During 1998, the Company acquired a 20-percent interest in Belgo Group PLC, a public restaurant company based in the United Kingdom that owned and operated two Belgo restaurants in London. The Company has invested $15.2 million, including $0.4 million invested in 1999, to acquire and maintain is 20-percent interest. Since the Company's initial investment, Belgo has grown to 16 restaurants, including six which were acquired in two separate transactions. The investment in Belgo is accounted for under the equity method of accounting. The investment is translated into U.S. dollars at the period-end exchange rate, while net earnings are translated at the average exchange rate during the period. The resulting translation adjustments are recorded as a separate component of shareholders' equity and comprehensive income.

In 1998, the Company sold its Harrigans brand to Pinnacle Restaurant Group, receiving $3.0 million in cash plus a $4.0 million note and retaining a 25-percent equity interest in the ongoing business. The transaction resulted in a $0.6 million gain. Harrigans is currently under contract to be sold to a third party. The Company does not expect to realize a significant gain or loss upon completion of this transaction.

In 1997, the Company acquired Canyon Cafes, Inc., Hops Restaurant Bar & Brewery and McCormick & Schmick Holding Corp. Each of the acquisitions was accounted for using the purchase method. Accordingly, a portion of the purchase consideration was allocated to the net assets acquired based on their estimated fair values. The aggregate fair value of identifiable assets acquired and liabilities assumed was $68.0 million and $37.5 million, respectively. The remaining excess of purchase prices over net assets acquired, $142.5 million, was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

Note 5 - Premises and Equipment

A summary of premises and equipment at January 2, 2000 and January 3, 1999 follows (amounts in thousands):


                                                 1999                 1998
  ------------------------------------------------------------------------------
     Land                                    $  71,930               69,154
     Buildings                                 250,108              198,554
     Equipment                                 109,314               79,371
     Leasehold improvements                     45,764               51,217
     Construction in progress                   19,395               23,628
  ------------------------------------------------------------------------------
       Total premises and equipment            496,511              421,924
       Less accumulated depreciation
            and amortization                    71,543               54,337
  ------------------------------------------------------------------------------
     Premises and equipment, net             $ 424,968              367,587
  ------------------------------------------------------------------------------

Note 6 - Long-Term Debt

Long-term debt at January 2, 2000 and January 3, 1999 consisted of the following (amounts in thousands):

                                                        1999            1998
   ----------------------------------------------------------------------------
       Revolving credit agreements, unsecured,
          with variable rate interest
          (9.84% at January 2, 2000)                   $112,500        140,500
       Senior notes, unsecured                          116,500        116,500
       Senior subordinated notes, unsecured              98,633              -
       Other                                                454            478
   ----------------------------------------------------------------------------
            Total long-term debt                        328,087        257,478
            Less current installments                        11        140,500
   ----------------------------------------------------------------------------
            Long-term debt, excluding
              current installments                     $328,076        116,978
   ----------------------------------------------------------------------------


In June 1999, the Company completed the private placement of $100.0 million of 11.75% Senior Subordinated Notes due June 15, 2009. The notes were priced at
98.561 to yield 12.0%. Subsequent to issuance, the notes were exchanged for identical notes registered under the Securities Act of 1933. Simultaneously with the notes offering, a new, three year $125.0 million bank revolving credit facility was executed. The proceeds of the notes offering, the new bank facility and the final Applebee's divestiture transactions were used to refinance existing credit facilities, settle equity forward contracts and provide for future working capital purposes. At January 2, 2000, revolving credit agreements aggregated $127.0 million of which $14.5 million was unused and available. Terms of the Company's notes and revolving credit agreements include various provisions which, among other things, require the Company to (i) maintain defined net worth and coverage ratios, (ii) limit the incurrence of certain liens or encumbrances in excess of defined amounts, (iii) maintain defined leverage ratios and (iv) limit certain payments. In addition, the revolving credit agreement and notes contain cross-default provisions which allow maturity of the notes to be accelerated if the revolving credit agreement maturity is accelerated. As amended on April 3, 2000, the Company was in compliance with the various provisions.

In 1996, $125.0 million of 9.75% Senior Notes were issued under a $200.0 million
shelf  registration.  The  notes  are  due  June   2006  with  interest  payable
semi-annually. In 1998, the Company repurchased $8.5 million of these notes.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates the book value recorded.

The aggregate annual maturities of long-term debt for the years subsequent to January 2, 2000 are as follows: 2002 - $112.5 million, 2006 - $116.5 million, 2009 - $98.6 million and $0.5 million thereafter.

During 1999 and 1998, the Company was party to various interest rate swap agreements with notional amounts ranging from $75.0 million to $115.0 million. At January 2, 1999, three interest rate swap agreements were in place, two with $100.0 million notional amounts and the third with a $115.0 million notional amount. The Company's $100.0 million swap agreements are a hedge of U.S. LIBOR obligations relating to revolving credit facilities. Under the terms of the first agreement, the Company pays an average of certain foreign LIBOR-based variable rates (6.0% at January 2,2000) and receives a U.S. LIBOR-based variable rate (6.2% at January 2, 2000). Under the terms of the second agreement, the Company pays a floating U.S. LIBOR-based variable rate (6.1% at January 2,2000) and receives a fixed rate of 6.2%. The remaining swap agreement relates to the 7.0% fixed interest obligation on the Convertible Preferred Securities (Note 7). Under the agreement, the Company pays an average of certain foreign LIBOR-based variable rates (5.9% at January 2, 2000) and receives a 7.0% fixed rate. At January 2, 2000, the Company estimates that it would have paid approximately $9.3 million to terminate its swap agreements. Amounts received on interest rate swap agreements accounted for as hedges totaled $1.7 million in 1999 and $0.1 million in 1998.

On April 3, 2000, the Company amended certain covenants related to its revolving credit agreement and secured the amount that would have been necessary to settle one of its interest rate swap agreements.


Note 7 - Convertible Preferred Securities

In 1997, Avado Financing I (formerly Apple South Financing I) (the "Trust") issued 2,300,000, $3.50 term convertible securities, Series A (the "Convertible Preferred Securities"), having a liquidation preference of $50 per security. The Trust, a statutory business trust, is a wholly owned, consolidated subsidiary of the Company with its sole asset being $115.0 million aggregate principal amount of 7% convertible subordinated debentures due March 1, 2027 of Avado Brands, Inc. (the "Convertible Debentures").

The Convertible Preferred Securities are convertible until 2027 at an initial rate of 3.3801 shares of Avado Brands common stock for each security (equivalent to a conversion price of $14.793 per share). A guarantee has been executed with regard to the Convertible Preferred Securities. The guarantee, when taken together with the obligations under the Convertible Debentures, the indenture pursuant to which the Convertible Debentures were issued, and the declaration of trust of Avado Financing I, provides a full and unconditional guarantee of amounts due under the Convertible Preferred Securities.

Proceeds, after deducting underwriters' fees and other offering expenses of approximately $3.7 million, of $111.3 million were used to repay revolving loan advances used for the acquisition of McCormick & Schmick's and to finance the acquisition of Hops Restaurant Bar & Brewery, including in each case, retirement of acquired company debt.

Note 8 - Leases

Various leases are utilized for restaurant land, buildings, equipment and office facilities. Land and building lease terms typically range from 10 to 20 years, with renewal options ranging from five to 20 years. Equipment lease terms generally range from four to eight years. In the normal course of business, some leases are expected to be renewed or replaced by leases on other properties. Future minimum lease payments do not include amounts payable for maintenance costs, real estate taxes, insurance, etc., or contingent rentals payable based on a percentage of sales in excess of stipulated amounts for restaurant facilities.

The Company has a $30.0 million master equipment lease agreement. The agreement provides for the rental of restaurant equipment for a five-year period, subject to renewal at the Company's option. Pursuant to terms of the agreement, the Company acted as purchasing agent for the lessor. Equipment was procured for new restaurants, with payment coming from the lessor. This agreement has been accounted for as an operating lease for financial reporting purposes. At January 2, 2000, the $30.0 million commitment had been fully utilized.

Future minimum lease payments under noncancelable operating leases at January 2, 2000 are as follows (amounts in thousands):

              2000                                               $ 27,387
              2001                                                 27,899
              2002                                                 28,013
              2003                                                 25,101
              2004                                                 20,959
              Later years                                         113,028
             ------------------------------------------------------------
              Total minimum payments                             $242,387
             ------------------------------------------------------------

Total rental expense related to cancelable and noncancelable operating leases was $27.9 million in 1999, $ 27.5 million in 1998 and $24.3 million in 1997. Rental expense included contingent rentals of $2.1 million in 1999, $2.3 million in 1998 and $1.0 million in 1997.

Note 9 - Accrued Liabilities

A summary of accrued liabilities at January 2, 2000 and January 3, 1999 follows (amounts in thousands):

                                                           1999         1998
              -----------------------------------------------------------------
               Payroll and related benefits              $13,417         13,584
               Insurance                                   5,210          6,615
               Gift certificates                           4,794          4,797
               Property taxes                              2,527          2,659
               Acquisition and divestiture costs           1,529          5,778
               Other                                       7,250          8,620
              -----------------------------------------------------------------
                                                         $34,727         42,053
              -----------------------------------------------------------------

Note 10 - Earnings Per Share Information

The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

                                                   1999       1998        1997
  ------------------------------------------------------------------------------
   Average number of common
     shares used in basic calculation             27,576     36,612      38,620
   Additional shares issuable
     pursuant to employee stock option
     plans at period-end market price                  -          9         206
   Shares issuable on assumed conversion
     of Convertible Preferred Securities               - *    7,774       6,101
  ------------------------------------------------------------------------------
   Average number of common
     shares used in diluted calculation           27,576     44,395      44,927
  ------------------------------------------------------------------------------
   Earnings before cumulative effect
     of change in accounting principle         $   5,470     67,744      28,448
   Cumulative effect of change in
     accounting principle, net of tax                  -      1,461           -
  ------------------------------------------------------------------------------
   Net earnings                                    5,470     66,283      28,448
   Distribution savings on assumed
     conversion of Convertible Preferred
     Securities, net of income taxes                   - *    5,415       4,336
  ------------------------------------------------------------------------------
   Net earnings for computation of
     diluted earnings per common share         $   5,470     71,698      32,784
  ==============================================================================
   Basic earnings before cumulative effect
     of change in accounting principle         $    0.20       1.85        0.74
   Cumulative effect of change in
     accounting principle                              -      (0.04)          -
  ------------------------------------------------------------------------------
   Basic earnings per common share             $    0.20       1.81        0.74
  ==============================================================================
   Diluted earnings before cumulative effect
     of change in accounting principle         $    0.20       1.65        0.73
   Cumulative effect of change in
     accounting principle                              -      (0.03)          -
  ------------------------------------------------------------------------------
   Diluted earnings per common share           $    0.20       1.62        0.73
  ==============================================================================

     *Diluted earnings (loss) per share ("EPS") for fiscal 1999 increases from $0.20 to $0.31 when the 7.8 million shares related to the Convertible Preferred Securities are included in the calculation. As those shares are antidilutive, they are excluded from the computation of diluted EPS.

Note 11 - Supplemental Cash Flow Information

The following supplements the consolidated statements of cash flows (amounts in thousands):

                                                      1999      1998      1997
 -------------------------------------------------------------------------------
   Interest paid                                    $23,322    25,739    20,452
 -------------------------------------------------------------------------------
   Distributions on preferred securities            $ 8,050     8,050     5,944
 -------------------------------------------------------------------------------
  Income taxes paid                                 $ 1,639    14,487     9,022
 -------------------------------------------------------------------------------
  Business acquisitions, net of cash acquired:
     Fair value of assets acquired, other than cash       -         -    64,861
     Liabilities assumed                                  -         -   (37,504)
     Merger consideration payable                         -         -    (1,890)
     Stock issued                                         -         -   (21,492)
     Purchase price in excess of net assets acquired      -         -   142,469
 -------------------------------------------------------------------------------
  Net cash used for acquisitions                    $     -         -   146,444
 -------------------------------------------------------------------------------

As discussed in note 2, during 1999 and 1998 the Company sold 46 and 233 Applebee's restaurants, respectively. The accompanying consolidated balance sheet reflects changes in asset and liability accounts related to the divestiture of these restaurants as follows: decrease in assets held for sale of $68.6 million and $281.3 million, decreases in assets not classified as held for sale of $1.1 million and $5.5 million and increases in accrued liabilities of $1.0 million and $2.9 million, respectively.

Note 12 - Income Taxes

The components of the provision for income taxes for the years ended January 2, 2000, January 3, 1999 and December 28, 1997 are as follows (amounts in thousands):

                                        Current    Deferred    Total
       ----------------------------------------------------------------
          1999:
          Federal                     $  1,346        596        1,942
          State                            361        147          508
       ----------------------------------------------------------------
            Total                     $  1,707        743        2,450
       ----------------------------------------------------------------
          1998:
          Federal                     $ 36,035     (3,861)      32,174
          State                          9,296     (2,170)       7,126
       ----------------------------------------------------------------
            Total                     $ 45,331     (6,031)      39,300
       ----------------------------------------------------------------
          1997:
          Federal                     $  8,090      3,850       11,940
          State                          1,630         55        1,685
       ----------------------------------------------------------------
            Total                     $  9,720      3,905       13,625
       ----------------------------------------------------------------

A reconciliation of the Federal statutory income tax rate to the effective income tax rate applied to earnings before income taxes in the accompanying consolidated statements of earnings for the years ended January 2, 2000, January 3, 1999 and December 28, 1997 follows:

                                                     1999       1998       1997
    ----------------------------------------------------------------------------
     Tax at federal statutory rate                   35.0%      35.0%     35.0%
     Increase (decrease) in taxes due to:
     State income tax, net of
          federal benefit                             2.8        4.1       4.0
     FICA tip and targeted
          jobs tax credits                          (25.7)      (3.4)    (10.1)
     Nondeductible goodwill                          13.5        1.0       2.0
     Other, net                                       5.3          -       1.5
    ----------------------------------------------------------------------------
     Effective tax rate                              30.9%      36.7%     32.4%
    ----------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 2, 2000 and January 3, 1999 are presented below (amounts in thousands):

                                                           1999           1998
    ----------------------------------------------------------------------------
      FICA tip credits not yet taken for
        federal tax purposes                           $ 13,492           2,392
      Asset impairment charges recorded
        for financial statement purposes
        but not yet taken for tax purposes                5,919          10,311
      Other                                               6,412           7,092
    ----------------------------------------------------------------------------
                   Total deferred tax assets             25,823          19,795
    ----------------------------------------------------------------------------
      Depreciation and amortization taken for
        tax purposes in excess of amounts taken
        for financial reporting purposes                (30,474)        (25,499)
      Other                                              (4,292)         (2,496)
    ----------------------------------------------------------------------------
      Deferred tax liability                           $ (8,943)         (8,200)
    ----------------------------------------------------------------------------

A valuation allowance for deferred tax assets has not been recorded as of January 2, 2000 or January 3, 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not the Company will realize the benefits of the deductible differences.

Note 13 - Interest Expense

Following is a summary of interest cost incurred and interest cost capitalized as a component of the cost of construction in progress (amounts in thousands):

                                              1999          1998         1997
           ---------------------------------------------------------------------
           Interest cost capitalized       $  1,374         1,426        2,509
           Interest cost expensed            24,073        25,313       20,504
           ---------------------------------------------------------------------
                      Total                $ 25,447        26,739       23,013
           =====================================================================

Note 14 - Stock Option Plans

The 1988 stock option plan (the "Stock Option Plan") and the 1993 and 1995 Stock Incentive Plans (the "Stock Incentive Plans") provide for the granting of nonqualified and incentive options for up to 1,974,375 shares, 450,000 shares and 3,600,000 shares, respectively, of common stock of the Company to key officers, directors and employees. Generally, options awarded under the Stock Option Plan and Stock Incentive Plans are granted at prices which equal fair market value on the date of the grant, are exercisable over three to 10 years, and expire 10 years subsequent to grant.

The 1992 DF&R Stock Option Plan (the "DF&R Option Plan") provides for the granting of 1,000,000 shares of common stock to key officers, directors and employees. Options awarded under the DF&R Option Plan prior to the merger were adjusted based on the exchange ratio of 1.5 shares of the Company's common stock for each share of DF&R common stock. Options awarded under the DF&R Option Plan are generally granted at prices which equate to fair market value on the date of grant. With limited exceptions, all options are generally exercisable beginning one year from the date of grant with annual vesting periods and terminate not later than five years from the date of grant. Management does not anticipate granting any additional options under the DF&R Option Plan.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and diluted earnings per share would have been reduced by approximately $2.3 million, or $0.08 per share in 1999, $0.6 million, or $0.01 per share in 1998 and $2.3 million, or $0.05 per share in 1997. The effects of either recognizing or disclosing compensation cost under SFAS 123 may not be representative of the effects on reported net earnings for future years. The fair value of the options granted during 1999 is estimated as $5.22 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 1.4%, volatility of 70%, risk-free interest rate of 6.5%, and an expected life of 6.5 years. Further information relating to total options is as follows:

                                                                     Options
                                                       Average     Exercisable
                                          Shares        Price      at Year End
--------------------------------------------------------------------------------
 Outstanding at December 29, 1996        2,494,192     $17.66        470,135
 Granted in 1997                         1,412,694      14.46
 Exercised in 1997                        (334,296)      6.66
 Canceled in 1997                         (574,460)     19.15
--------------------------------------------------------------------------------
 Outstanding at December 28, 1997        2,998,130      17.04        273,339
 Granted in 1998                           183,425      13.15
 Exercised in 1998                         (15,885)      9.42
 Canceled in 1998                       (1,149,880)     17.10
--------------------------------------------------------------------------------
 Outstanding at January 3, 1999          2,015,790      16.60        191,075
 Granted in 1999                         1,486,105       9.16
 Exercised in 1999                               -          -
 Canceled in 1999                         (418,721)     15.65
--------------------------------------------------------------------------------
 Outstanding at January 2, 2000          3,083,174     $13.15         194,371
================================================================================

The following table summarizes information concerning currently outstanding and exercisable options:

                         Options Outstanding                Options Exercisable
               ------------------------------------------ ----------------------
                                                                        Average
  Exercise                      Average      Exercise                  Exercise
 Price Range      Shares          Life         Price        Shares       Price
--------------------------------------------------------- ----------------------
$ 5.01 - $10.00    1,489,123      9.15        $ 9.16           375     $ 8.33
$10.01 - $15.00      762,358      6.91         13.43        41,165      12.74
$15.01 - $20.00      527,191      6.12         19.23        90,309      19.94
$20.01 - $25.00      285,102      6.03         21.12        60,582      21.23
$25.01 - $30.00       19,400      6.41         25.68         1,940      25.68
--------------------------------------------------------- ----------------------
    Total          3,083,174      7.77       $ 13.15       194,371     $18.85
========================================================= ======================

15 - Employee Benefit Plans

A noncontributory Employee Stock Ownership Plan (the "Plan") covers substantially all full-time employees. In accordance with the terms of the Plan, the Company may make contributions to the Plan in amounts as determined by the Board of Directors. Participants become 20% vested in their accounts after three years of service, escalating 20% each year thereafter until they are fully vested. Contribution expense related to the Plan was $0 in 1999, $0.5 million in 1998, $0 in 1997.

The Avado Brands, Inc. Profit Sharing Plan and Trust, established in accordance with Section 401(k) of the Internal Revenue Code, allows eligible participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. Employee contributions are matched by the Company dollar for dollar for the first 2% of the employee's income deferred. Matching funds vest at the rate of 20% each year, beginning after three years of service. Company contributions were $0.5 million in 1999, $0.4 million in 1998, $0.5 million in 1997.

The Supplemental Deferred Compensation Plan ("Supplemental Plan"), effective January 1, 1999, is a nonqualified plan which allows eligible employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds or to invest their contributions in shares of Company stock. The maximum aggregate amount deferred under the Supplemental Plan and the 401(k) Plan may not exceed 15% of compensation. Company matching contributions to the Supplemental Plan may not exceed 2% of compensation. The Company, in its discretion, may make matching contributions to the Supplemental Plan in the form of Company stock. No Company matching contributions were made in 1999.

Note 16 - Shareholders' Equity and Equity Forward Contracts

The Board of Directors, from time to time and depending on market conditions, authorizes the Company to purchase shares of its common stock. In connection with these programs, during 1999 the Company purchased $6.3 million shares of its common stock for $85.5 million primarily through the settlement of equity forward contracts. During 1998, the Company paid $4.2 million to the holders of the 9.75% Senior Notes to allow for additional share repurchases and purchased
7.3 million of its common shares for $92.0 million through a combination of open market transactions and equity forward contracts. At January 3, 1999, third party acquisition costs for shares held under equity forward contracts, net of collateral deposits made by the Company, are reflected in the accompanying consolidated balance sheet as "Temporary equity, net". At January 2, 2000, no equity forward contracts remained outstanding.

Note 17 - Commitments and Contingencies

Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. Provisions for losses expected under these programs are recorded based on estimates of the aggregate liability for claims incurred.

The Company is contingently liable for letters of credit aggregating approximately $4.0 million and is co-guarantor of a $5.0 million revolving credit facility relating to its joint ventures with Belgo. At January 2, 2000, $4.6 million was outstanding under this facility. In connection with Applebee's divestiture transactions completed during 1999 and 1998, the Company remains contingently liable for lease obligations relating to 85 restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be highly unlikely, the Company could be liable for lease payments extending through 2035 with minimum lease payments totaling $46.9 million. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Seven lawsuits were filed against the Company and certain of its directors and officers in November and December 1999 and are currently pending in the Superior Court of Morgan County, Georgia. The cases are related purported class action lawsuits brought on behalf of certain shareholders. The plaintiffs' allegations are based on a proposal by a three-person management group to acquire the Company. All seven lawsuits (which Company counsel believes may be consolidated) generally allege that the offer being made by the management group is unfair, and that the price being proposed as payment for Company common shares is inadequate. The plaintiff shareholders allege that it would be a breach of the Board's fiduciary duties to the Company and the shareholders to approve the proposal and consummate the transaction being proposed by the management group. The shareholders are seeking injunctive relief, an unspecified amount of damages allegedly arising from the acts of the Defendants, and costs and attorneys' fees. The Company's Board of Directors has appointed a special committee of disinterested directors to evaluate the merits of the offer and to consider other strategic alternatives for the Company.

In 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. In 1998, one of these suits (Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189) was dismissed. An amended complaint, styled John Bryant, et al. vs. Apple South, Inc., et al. consolidating previous actions was filed in January 1998. During 1999, the Company received a favorable ruling from the 11th Circuit Court of Appeals relating to the remaining suit. As a result of the ruling, the District Court will again consider the motion to dismiss the case, and the defendants renewed their motion to dismiss in December 1999. The Company is awaiting the court's ruling. Although the ultimate outcome of the remaining lawsuit cannot be determined at this time, the Company believes that the allegations therein are without merit and intends to vigorously defend itself.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 18 - Related Party Transactions

At January 2, 2000 and January 3, 1999, the Company held three notes receivable from Tom E. DuPree, Jr., the Chairman of the Board and Chief Executive Officer of the Company, totaling $7,851,500. These notes are due in November and December of 2000, or earlier upon demand of the Company, and bear interest at 7.0% per annum with interest payable at maturity. In addition, the Company held notes receivable from Erich J. Booth, Chief Financial Officer and Treasurer, totaling $107,000 and from Margaret E. Waldrep, Chief Administrative Officer, totaling $41,500. These notes are due on June 30, 2000 and bear interest at 9.84% with interest payment due at maturity. The Company also holds an additional note receivable from Mr. DuPree in the amount of $3,000,000 due on June 30, 2000, bearing interest at 9.84% per annum and secured by real estate owned by Mr. DuPree. At January 2, 2000, the $11.0 million in notes receivable were included in "Prepaid expenses and other" in the accompanying consolidated balance sheet. At January 3, 1999, the $8.0 million in notes receivable was included in "Other assets".

Note 19 - Quarterly Financial Data (unaudited)

                               First    Second     Third     Fourth      Total
                              Quarter   Quarter   Quarter    Quarter      Year
--------------------------------------------------------------------------------
 1999:
 Restaurant sales           $ 164,075   164,721   157,251    158,412   644,459
 Gross profit*              $  67,244    67,039    65,541     60,919    60,743
 Net earnings (loss)        $   5,952     5,968     2,431     (8,881)    5,470
 Basic earnings
   (loss) per share         $    0.19      0.21      0.10      (0.35)     0.20
 Diluted earnings
   (loss) per share         $    0.19      0.20      0.10      (0.35)**   0.20**

 1998:
 Restaurant sales           $ 241,676   239,843   204,442    176,731   862,692
 Gross profit*              $  95,711    95,136    79,965     70,917   341,729
 Net earnings (loss)        $  38,539     6,325    24,438     (1,558)   67,744
 Basic earnings
   (loss) per share***      $    0.99      0.17      0.67      (0.05)     1.85
 Diluted earnings
   (loss) per share***      $    0.85      0.17      0.58      (0.05)     1.65


                 * The Company defines gross profit as total restaurant sales less the cost of food and beverage and payroll and benefits. These costs represent the expenses associated directly with providing the Company's products and services.

                 ** Diluted earnings (loss) per share ("EPS") for the fourth quarters of 1999 and 1998 and for the fiscal year ended 1999 increases from $(0.35) to $(0.23), $(0.05) to $0.00, and $0.20 to $0.31,
        respectively, when the Convertible Preferred Securities are included in the calculation. As those shares are antidilutive, they are excluded from the computation of diluted EPS.

                *** Amounts are presented before the cumulative effect of change in accounting principle related to preopening expenses.

NOTE 20 - GUARANTOR SUBSIDIARIES

The Company's senior notes and revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. The Company's indebtedness is not guaranteed by its non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At January 2, 2000 and January 3, 1999, these partnerships in the non-guarantor subsidiaries operated 51 and 36, respectively, of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of January 2, 2000 and January 3, 1999, and condensed consolidated statements of earnings and cash flows for the fiscal years ended January 2, 2000, January 3, 1999 and December 29, 1998 are provided for such guarantor and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

                  Condensed Consolidated Statement of Earnings
                             Fiscal Year Ended 1999
                                 (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor        Non-Guarantor
                                                        Subsidiaries      Subsidiaries      Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Restaurant sales                                     $      535,691            108,768               -          644,459
Restaurant operating expenses                               465,712             96,089               -          561,801
General and administrative expenses                          32,649              5,362                           38,011
Other special charges                                         2,186                  -               -            2,186
----------------------------------------------------------------------------------------------------------------------------
Operating income                                             35,144              7,317               -           42,461
----------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                      (32,091)            (2,450)               -         (34,541)
Earnings before income taxes                                  3,053              4,867               -            7,920
Income taxes                                                    950              1,500               -            2,450
----------------------------------------------------------------------------------------------------------------------------
Net earnings                                         $        2,103              3,367               -            5,470
============================================================================================================================

                  Condensed Consolidated Statement of Earnings
                             Fiscal Year Ended 1998
                                 (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor        Non-Guarantor
                                                        Subsidiaries      Subsidiaries      Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------
Restaurant sales                                     $      785,300             77,392               -          862,692
Restaurant operating expenses                               673,968             67,003               -          740,971
General and administrative expenses                          42,385              3,765               -           46,150
General and administrative expenses                           2,940                  -               -            2,940
----------------------------------------------------------------------------------------------------------------------------
Operating income                                             66,007              6,624               -           72,631
----------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                       35,427            (1,014)               -           34,413
Earnings before income taxes and cumulative effect
     of change in accounting principle                      101,434              5,610               -          107,044
Income taxes                                                 37,400              1,900               -           39,300
----------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of change in
     accounting principle                                    64,034              3,710               -           67,744
Cumulative effect of change in accounting principle,
     net of tax benefit                                       1,461                  -               -            1,461
----------------------------------------------------------------------------------------------------------------------------
Net earnings                                         $       62,573              3,710               -           66,283
============================================================================================================================

                  Condensed Consolidated Statement of Earnings
                             Fiscal Year Ended 1997
                                 (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor        Non-Guarantor
                                                        Subsidiaries      Subsidiaries      Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------
Restaurant sales                                     $      776,410             31,910               -          808,320
Restaurant operating expenses                               665,347             28,533               -          693,880
General and administrative expenses                          38,136              1,481               -           39,617
----------------------------------------------------------------------------------------------------------------------------
Operating income                                             72,927              1,896               -           74,823
----------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                      (32,085)              (665)              -          (32,750)
Earnings before income taxes                                 40,842              1,231               -           42,073
Income taxes                                                 13,200                425               -           13,625
----------------------------------------------------------------------------------------------------------------------------
Net earnings                                         $       27,642                806               -           28,448
============================================================================================================================

                    Condensed Consolidated Balance Sheet
                              Fiscal Year End 1999
                                 (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor        Non-Guarantor
                                                        Subsidiaries      Subsidiaries      Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                       $       44,245              1,980               -           46,225
Premises and equipment, net                                 363,280             61,688               -          424,968
Goodwill, net                                               113,161             22,015               -          135,176
Investments carried at equity                                17,411                  -               -           17,411
Other assets                                                 32,534                282               -           32,816
Intercompany investments                                     47,784                  -         (47,784)               -
Intercompany advances                                        34,408                  -         (34,408)               -
----------------------------------------------------------------------------------------------------------------------------
                                                     $      652,823             85,965         (82,192)         656,596
============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                  $       81,024              3,493               -           84,517
Long-term liabilities                                       344,175                280               -          344,455
Intercompany payables                                             -             34,408         (34,408)               -
Convertible preferred securities                            115,000                  -               -          115,000
Shareholders' equity                                        112,624             47,784         (47,784)         112,624
----------------------------------------------------------------------------------------------------------------------------
                                                     $      652,823             85,965         (82,192)         656,596
============================================================================================================================

                      Condensed Consolidated Balance Sheet
                              Fiscal Year End 1998
                                 (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor        Non-Guarantor
                                                        Subsidiaries      Subsidiaries      Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                       $       99,129              1,856               -          100,985
Premises and equipment, net                                 309,919             57,668               -          367,587
Goodwill, net                                               116,014             21,991               -          138,005
Investments carried at equity                                16,106                  -               -           16,106
Other assets                                                 47,588                326               -           47,914
Intercompany investments                                     44,699                  -         (44,699)               -
Intercompany advances                                        33,103                  -         (33,103)               -
----------------------------------------------------------------------------------------------------------------------------
                                                     $      666,558             81,841         (77,802)         670,597
============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                  $      235,497              3,621               -          239,118
Long-term liabilities                                       132,937                418               -          133,355
Intercompany payables                                             -             33,103        (33,103)                -
Convertible preferred securities                            115,000                  -               -          115,000
Temporary equity, net                                        71,095                  -               -           71,095
Shareholders' equity                                        112,029             44,699        (44,699)          112,029
----------------------------------------------------------------------------------------------------------------------------
                                                     $      666,558             81,841        (77,802)          670,597
============================================================================================================================

                 Condensed Consolidated Statement of Cash Flows
                             Fiscal Year Ended 1999
                                 (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                           Guarantor      Non-Guarantor
                                                          Subsidiaries     Subsidiaries     Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities               $     5,426              8,196               -           13,622
Cash flows from investing activities:
     Capital expenditures                                   (75,572)            (8,822)              -          (84,394)
     Proceeds from disposal of assets, net                   87,152                  -               -           87,152
     Other investing activities                              (2,788)              (656)              -           (3,444)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities           8,792             (9,478)              -             (686)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                   (27,920)                 -               -          (27,920)
     Proceeds from issuance of long-term debt                95,467                  -               -           95,467
     Purchase of treasury stock                             (74,824)                 -               -          (74,824)
     Proceeds from (payment of) intercompany advances        (1,305)             1,305               -                -
     Other financing activities                              (1,608)                 -               -           (1,608)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         (10,190)             1,305               -           (8,885)
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          4,028                 23               -            4,051
Cash and cash equivalents at the beginning of the period      7,162                 54               -            7,216
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $    11,190                 77               -           11,267
============================================================================================================================

                 Condensed Consolidated Statement of Cash Flows
                             Fiscal Year Ended 1998
                                 (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                           Guarantor      Non-Guarantor
                                                          Subsidiaries     Subsidiaries     Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities               $    32,266              8,761               -           41,027
Cash flows from investing activities:
     Capital expenditures                                  (113,166)           (29,675)              -         (142,841)
     Proceeds from disposal of assets, net                  373,814                  -               -          373,814
     Other investing activities                             (39,690)                 -               -          (39,690)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities         220,958            (29,675)              -          191,283
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                  (114,726)                 -               -         (114,726)
     Purchase of treasury stock                             (92,028)                 -               -          (92,028)
     Proceeds from (payment of) intercompany advances       (20,936)            20,936               -                -
     Other financing activities                             (20,843)                 -               -          (20,843)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        (248,533)            20,936               -         (227,597)
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     4,691                 22               -            4,713
Cash and cash equivalents at the beginning of the period      2,471                 32               -            2,503
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $     7,162                 54               -            7,216
============================================================================================================================


                Condensed Consolidated Statement of Cash Flows
                             Fiscal Year Ended 1997
                                 (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                           Guarantor      Non-Guarantor
                                                          Subsidiaries     Subsidiaries     Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities               $    61,360              1,391               -           62,751
Cash flows from investing activities:
     Capital expenditures                                  (159,890)           (13,073)              -         (172,963)
     Proceeds from disposal of assets, net                    5,798                  -               -            5,798
     Other investing activities                            (151,515)              (605)              -         (152,120)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities        (305,607)           (13,678)              -         (319,285)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                   165,500                  -               -          165,500
     Purchase of treasury stock                             (22,995)                 -               -          (22,995)
     Proceeds from (payment of) intercompany advances       (12,299)            12,299               -                -
     Other financing activities                             112,609                  -               -          112,609
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         242,815             12,299               -          255,114
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (1,432)                12               -           (1,420)
Cash and cash equivalents at the beginning of the period      3,903                 22               -            3,923
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $     2,471                 32               -            2,503
============================================================================================================================

                              Report of Management

     The management of Avado Brands, Inc. has prepared the consolidated financial statements and all other financial information appearing in this Form 10-K and is responsible for their integrity. The consolidated financial statements were prepared in conformity with generally accepted accounting principles and, accordingly, include certain amounts based on management's best judgments and estimates.

     Management maintains a system of internal accounting controls and procedures designed to provide reasonable assurance, at an appropriate cost/benefit relationship, regarding the reliability of the published consolidated financial statements and the safeguarding of assets against unauthorized acquisition, use or disposition.

     The independent auditors, KPMG LLP, were recommended by the Audit Committee of the Board of Directors, and that recommendation was ratified by the Company's shareholders. The Audit Committee, which is composed solely of directors who are not officers of the Company, meets periodically with the independent auditors and management to ensure that they are fulfilling their obligations and to discuss internal accounting controls, auditing and financial reporting matters. The Audit Committee also reviews with the independent auditors the scope and results of the audit effort. The independent auditors periodically meet alone with the Audit Committee and have full and unrestricted access to the Audit Committee at any time.

     The recommendations of the independent auditors are reviewed by management. Control procedures have been implemented or revised as appropriate to respond to these recommendations. No material weaknesses in internal controls have been brought to the attention of management.

     The Company assessed its internal control system as of January 2, 2000, in relation to criteria for effective internal control over financial reporting described in "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of January 2, 2000, its system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition, met those criteria.

Tom E. DuPree, Jr.

Chairman of the Board and Chief Executive Officer

Erich J. Booth

Chief Financial Officer and Corporate Treasurer

                          Independent Auditors' Report

The Board of Directors
Avado Brands, Inc.

     We have audited the accompanying consolidated balance sheets of Avado Brands, Inc. and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of earnings, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended January 2, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avado Brands, Inc. and subsidiaries at January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2000, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, in 1998 the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting the Cost of Start-Up Activities."

KPMG LLP

Atlanta, Georgia
January 28, 2000, except for the last paragraph of Note 6, which is as of April 3, 2000

Item 9. Changes in and  Disagreements  with  Accountants  on Accounting and
---------------------------------------------------------------------------
Financial Disclosure
--------------------

        Not applicable



                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

                                    DIRECTORS

     Tom E. DuPree, Jr. founded the Company and has been Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1986. Mr. DuPree has been actively involved in developing and managing restaurants since 1978. He is a graduate of the Georgia Institute of Technology and holds a Master's degree in Accounting from Georgia State University. Mr. DuPree is 47 years old.

     Erich J. Booth became a director of the Company in June 1997. Mr. Booth has served as the Chief Financial Officer and Treasurer of the Company since 1991. In addition, in 1998 he became Acting Group President of the Company's Hops and McCormick & Schmick's brands. Before joining the Company, Mr. Booth had been Vice President of Finance of Dun & Bradstreet Software (formerly Management Science America, Inc.) since 1989. From 1984 to 1989, he served as Vice President and Chief Financial Officer of Ward White USA Holding, Inc., a diversified, United Kingdom-based parent, specialty retailer. Mr. Booth, a Certified Public Accountant, worked from 1973 to 1984 for Peat, Marwick, Mitchell & Co. He is a graduate of the University of North Carolina at Greensboro. Mr. Booth is 51 years old.

     Dr. Ruth G. Shaw became a director of the Company in May 1996. She also serves as Chairperson of the Compensation and Human Resources Committee. Dr. Shaw is Executive Vice President and Chief Administrative Officer for Duke Energy Corporation. She joined Duke Energy in 1992 as Vice President of Corporate Communications, was named Senior Vice President in 1994 and Executive Vice President in 1997. Prior to joining Duke Energy, she was President of Charlotte's Central Piedmont Community College from 1986 to 1992. Dr. Shaw is a director of First Union Corporation and of TEPPCO. Dr. Shaw is 52 years old.

     John L. Moorhead became a director of the Company in January 1997. He also serves as Chairperson of the Audit Committee. Mr. Moorhead is President of Bestfoods Affiliates. He joined Bestfoods in 1992 as Vice President of Business Management and Marketing. Prior to joining Bestfoods, he was with PepsiCo, Inc. from 1979 to 1991 and last served as Vice President of Marketing Services for the Pepsi-Cola Company, a division of PepsiCo, Inc. Prior to establishing Pepsi-Cola's Marketing Services Group, Mr. Moorhead had served as Vice President of Marketing for the Taco Bell Worldwide Division, Marketing Director at Frito Lay and within the brand management system at General Mills. Mr. Moorhead is 57 years old.

                              DIRECTOR COMPENSATION

     Directors, who are not officers of the Company, receive an annual retainer of $20,000, plus $1,000 for each Board meeting attended, $1,000 for each committee meeting attended, $500 for each special meeting in which he or she participates by telephone and reimbursement of out-of-pocket expenses. Directors also receive an annual retainer of $3,000 for serving as chairperson of a Board committee.

     In 1999, the Committee recommended and the Board approved a temporary amendment to the outside director compensation plan, the effect of which was to eliminate the committee meeting fee and provide for a fee of $1,500 per committee meeting attended for the committee chairperson. Under the basic compensation plan as amended, described above, the Company's outside directors received total meeting fees and retainers of approximately $38,000 each in 1999.

     Directors may elect annually to defer receipt of their cash compensation, or any portion thereof, and receive credits of deferred stock units, pursuant to the Company's Outside Director Deferred Stock Unit Plan.

     The Board established a Special Committee in 1999 consisting of the Company's outside directors for the purpose of evaluating alternatives for the future ownership, financing and operation of the Company including a proposal involving the acquisition of the Company by certain members of management. The Board approved a separate plan for compensating the outside directors for their service on the Special Committee (the "Committee") as follows:

     a monthly retainer of $10,000 for the first month following formation of the Committee, $5,000 for each of the second and third months following the formation of the Committee and $2,500 for each month thereafter;

     a meeting fee of $1,000 for each meeting attended;

     a  retainer  of  $10,000  for  Dr.  Shaw as lead  Director  of the  Special
Committee;

     reimbursement of out of pocket expenses incurred in attending meetings.

     The Company paid retainers and meeting fees to Dr. Shaw of $31,000 and Mr. Moorhead of $21,000 for their service on the Special Committee in 1999.

     The Special Committee retained the services of James W. Rowe, a former member of the Board of Directors of the Company, as an advisor to the Committee. Mr. Rowe receives $5,000 per month for each of the first three months of service and $2,500 per month thereafter plus $1,000 per meeting attended and reimbursement of expenses. In 1999, the Company paid Mr. Rowe $14,000 for his service as advisor to the Committee.

     In addition to cash compensation, each outside director received stock option grants of 7,832 shares at the market price of the stock on the date of grant and vested at the rate of 33% per year for three years.

     Directors who are also officers of the Company do not receive any additional compensation for serving as directors.

                               EXECUTIVE OFFICERS

     In addition to the directors named above, the following persons also serve as executive officers of the Company.

     John G. McLeod, Jr. has served as Senior Vice President of Human Resources since 1992, Vice President of Human Resources from 1987 to 1992, and a director and Secretary of the Company since its formation in 1986. Mr. McLeod rotated off the Board of Directors in December 1997, but continues to serve as Corporate Secretary and Senior Vice President of Human Resources. From 1983 to 1987, Mr. McLeod was the Personnel Director of a predecessor of the Company. He is a graduate of Wofford College. Mr. McLeod is 56 years old.

     Margaret E. Waldrep was elected to the position of Chief Administrative Officer of the Company in May 1997. In addition, in 1998 she became Acting Group President of the Company's Don Pablo's and Canyon Cafe brands. Ms. Waldrep joined the Company in 1985. From 1978 to 1985, Ms. Waldrep was a long-range planner with the Greenville Planning Commission in Greenville, S.C. She earned a Bachelor's degree in Political Science in 1977 and a Master's degree in City and Regional Planning in 1979 from Clemson University in Clemson, S.C. Ms. Waldrep is 43 years old.

     Louis J. Profumo joined the Company in July 1997 as Senior Vice President of Planning and Acquisitions and was appointed to the position of Senior Vice President of Finance and Chief Accounting Officer in November 1998. Mr. Profumo ended his employment with the Company in March 2000. From 1974 to 1997, Mr. Profumo worked for KPMG Peat Marwick LLP serving as an Audit Partner since 1986 in the firm's manufacturing, retailing and distribution practice. He received both a bachelor's of science degree in hotel administration in 1973 and a master's of business administration in 1974 from Cornell University. Mr. Profumo is 48 years old.

     There are no family relationships among the Company's executive officers and directors. Officers of the Company serve at the pleasure of the Board of Directors. The term of office for each director of the Company ends at the next annual meeting of the Company's shareholders or when his or her successor is elected and has qualified.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, officers, directors and beneficial owners of more than ten percent of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission reporting their beneficial ownership of the Common Stock at the time that they become subject to the reporting requirements and changes in beneficial ownership occurring thereafter. Based on a review of reports submitted to the Company and written representations from persons known to the Company to be subject to these reporting requirements, the Company believes that all such reports due in 1999 were filed on a timely basis with the exception that the Company filed a Form 4 on behalf of each Messrs. DuPree, McLeod, Booth, Profumo, and Ms. Waldrep, approximately one month late. Each of these forms related solely to the granting of stock options pursuant to the Company's 1995 Stock Incentive Plan and were filed late as a result of the timing of grant approval by the Company's Compensation and Human Resources Committee.

Item 11.  Executive Compensation
--------------------------------

     The following table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Chief Executive Officer and the four most highly compensated executive officers, other than the Chief Executive Officer. The Company did not grant any stock appreciation rights or make any long-term incentive plan payouts during the years indicated. In
1999,  the  Company's  Compensation  and Human  Resources  Committee  approved a
Management Severance Plan that provides severance benefits to any named executive officer, in addition to certain other management employees, whose employment is terminated within one year of and due to a change in control of the Company. The amount of severance payment depends on the participant's position in the Company and is calculated as a multiple of base salary. No benefits were paid pursuant to this plan in 1999.

                                                                                   Long-Term
                                                                                 Compensation
                                                                           -----------------------
                                                 Annual Compensation       Restricted  Securities         All Other
                                            ---------------------------     Stock      Underlying       Compensation
    Name and Principle Position   Year      Salary ($)(1)  Bonus ($)(2)     Awards     Options (#)        ($) (3)
-----------------------------------------------------------------------------------------------------------------------
Tom E. DuPree, Jr.                1999      525,000           255,398            -       805,594           397,744
Chairman and Chief Executive      1998      525,000           269,600            -             -           265,762
Officer                           1997      425,000                 -            -             -           195,470

Erich J. Booth                    1999      335,000           118,977            -       112,447             1,744
Chief Financial Officer and       1998      245,000           141,000            -             -             5,226
Treasurer                         1997      230,000                 -            -        10,125             4,600

Margaret E. Waldrep               1999      335,000            83,045            -       112,448             1,744
Chief Administrative Officer      1998      220,000            82,950            -             -             5,226
                                  1997      171,291                 -            -         6,835             3,426

Louis J. Profumo  (4)             1999      240,000            64,261            -        33,566             1,744
Chief Accounting Officer          1998      259,965            45,740            -             -             5,226
                                  1997      111,635                 -       72,500        65,000                 -

John G. McLeod, Jr.               1999      126,000            67,045            -        17,622             1,744
Senior Vice President of Human    1998      120,000            82,950            -             -             3,919
Resources and Secretary           1997      120,000                 -            -             -             2,400

     (1) 1999 salary amounts for Mr. Booth and Ms. Waldrep reflect the additional responsibilities of Acting Group President of the Hops and McCormick & Schmicks's brands and Acting Group President of the Don Pablo's and Canyon Cafe brands, respectively.

     (2) Amounts shown in the Bonus column for 1999 consist primarily of payments to the named executive officers pursuant to the Company's Special Transition Bonus Plan which was instituted in connection with the divestiture of the Applebee's brand which was completed in 1999.

     (3) Except for Mr. DuPree, the amounts shown in this column consist of contributions by the Company to its 401(k) savings plan on behalf of the named executive officers, and the fair market value of shares of Common Stock allocated to the executive officer's account pursuant to the Company's Employee Stock Ownership Plan and Trust ("ESOP"). Mr. DuPree does not participate in either the ESOP or the 401(k) plan. The amount shown in this column for Mr. DuPree includes $397,744 reflecting the current dollar value of the benefit to Mr. DuPree of the unreimbursed portion of the premiums paid by the Company with respect to a split-dollar insurance agreement (See "Certain Relationships and Related Transactions" below for a description of such agreement), which benefit was determined by calculating the time value of money (using the Company's 1999 weighted average borrowing rate of 9.54%) of the unreimbursed portion of the premiums paid by the Company for the period ended January 2, 2000.

     (4) Mr. Profumo ended his employment with the Company in March 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning options granted during the fiscal year ended January 2, 2000, under the Company's 1995 Stock Incentive Plan to the executives named in the Summary Compensation Table:

                                   Individual Grants
                             ----------------------------
                                             Percentage of
                             Number of       Total Options
                             Securities        Granted to      Exercise or                          Grant Date
                             underlying       Employees in      Base Price        Expiration          Present
Name                      Options Granted         1999          ($/share)            Date           Value ($)(1)
-------------------------------------------------------------------------------------------------------------------
Tom E. DuPree, Jr.             600,000           40.3%            9.29            05/04/09           3,498,000
                               205,594           13.8%            9.70            01/04/09           1,252,067
Erich J. Booth                 112,447            7.6%            8.94            01/04/09             630,828
Margaret E. Waldrep            112,448            7.6%            8.94            01/04/09             630,833
Louis J. Profumo                33,566            2.3%            8.94            01/04/09             188,305
John G. McLeod, Jr.             17,622            1.2%            8.94            01/04/09              98,859

            (1) Grant date present value was determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield 1.39%, volatility 70%, risk-free interest rate 6.5% and an expected option life of 6.5 years.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

                          FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning the value of unexercised options as of January 2, 2000 held by the executives named in the Summary Compensation Table. No options were exercised during the fiscal year ended January 2, 2000 by the executives named in the summary compensation table and no stock appreciation rights were outstanding during fiscal 1999.

                                                                 Number of Shares         Value of Unexercised
                                                              Underlying Unexercised          In-the-Money
                                      Shares                        Options at                 Options at
                                     Acquired                     January 2, 2000 (#)       January 2, 2000 ($)
                                       on          Value      -------------------------   ------------------------
          Name                     Exercise(#)   Realized($)  Exercisable/Unexercisable   Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------
Tom E. DuPree, Jr.                      -             -            46,305 / 959,005                 - / -
Erich J. Booth                          -             -            18,143 / 179,304                 - / -
Margaret E. Waldrep                     -             -            15,266 / 167,182                 - / -
Louis J. Profumo                        -             -                 - /  98,566                 - / -
John G. McLeod, Jr.                     -             -                 - /  17,622                 - / -

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

                 VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 2000 by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company and (iii) all executive officers and directors of the Company as a group.

                                                    Shares Beneficially
                                                        Owned(1)(2)
                                                 ----------------------------
                Name                              Number            Percent
-----------------------------------------------------------------------------
       Tom E. DuPree, Jr. (3)                    7,982,855            31.5%
       John G. McLeod, Jr. (4)                     258,448             *
       Erich J. Booth (5)                           68,254             *
       Margaret E. Waldrep (6)                      51,318             *
       Louis J. Profumo (7)                          7,357             *
       Dr. Ruth G. Shaw (8)                          4,000             *
       John L. Moorhead (9)                          1,249             *

       State of Wisconsin Investment Board (10)  3,786,000            15.0
       All directors and executive officers
                    as a group (7 persons) (11)  8,193,388            32.3%



     Mr. DuPree and the State of Wisconsin Investment Board are the only shareholders known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock. Mr. DuPree's address is Hancock at Washington, Madison, Georgia 30650. The address of the State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707.
-------------------------------------------------
    *Less than one percent.

     (1) The named shareholders have sole voting and investing power with respect to all shares shown as being beneficially owned by them except with respect to the shares owned by the Company's Employee Stock Ownership Plan and Trust ("ESOP"). Each participant in the ESOP has the right to direct voting of all shares allocated to his account on all matters. Power to direct the investment of shares held by the ESOP presently rests with the Company's Employee Benefit Committee, whose members are Messrs. DuPree and McLeod; however, each ESOP participant, age 55 and with 10 years of service, may elect to direct the investment of 25% of shares allocated to his account.

     (2) Except as indicated below, does not include shares issuable upon exercise of stock options.

     (3) Includes 645,812 shares held by various Foundations, Partnerships and Trusts of which Mr. Dupree's wife is the sole trustee. Includes 232,500 shares held by DuPree Holdings, LLC. Includes 46,305 shares which Mr. DuPree has the right to acquire within 60 days upon the exercise of stock options at an average exercise price of $20.39. Includes 171,631 shares held by the ESOP which are allocated to other employees and for which Mr. DuPree has shared investment power. See Footnote (1) above. Mr. DuPree is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

     (4) Includes 11,477 shares held by the ESOP which are vested and allocated to Mr. McLeod and 160,154 shares held by the ESOP which are allocated to other employees and for which Mr. McLeod has shared investment power. See Footnote (1) above. Also includes 1,962 shares held in the Avado Brands, Inc. Supplemental Deferred Compensation Plan. Mr. McLeod is the Senior Vice President of Human Resources and the Secretary of the Company.

     (5) Includes 1,166 shares held by the ESOP which are vested and allocated to Mr. Booth. Includes 18,143 shares which Mr. Booth has the right to acquire within 60 days upon the exercise of stock options at an average exercise price of $19.64. Mr. Booth is Chief Financial Officer and Treasurer and a Director of the Company.

     (6) Includes 7,296 shares held by the ESOP which are vested and allocated to Ms. Waldrep. Includes 15,266 shares which Ms. Waldrep has the right to acquire within 60 days upon the exercise of stock options at an average exercise price of $20.00. Ms. Waldrep is Chief Administrative Officer of the Company.

     (7) Includes 3,000 shares held under a Restricted Stock Agreement. Also includes 1,357 shares held in the Avado Brands, Inc. Supplemental Deferred Compensation Plan. Does not include 264 shares held by the ESOP which are allocated to Mr. Profumo but are unvested. Mr. Profumo is the former Senior Vice President of Finance and Chief Accounting Officer of the Company.

     (8) Includes 2,000 shares which Dr. Shaw has the right to acquire within 60 days upon the exercise of stock options at an average exercise price of $21.25. Dr. Shaw is a director of the Company.

     (9) Includes 1,174 deferred stock units credited to Mr. Moorhead's account in the Company's Outside Director Deferred Stock Unit Plan, which are convertible to shares of common stock upon termination of Board service. Mr. Moorhead is a director of the Company.

     (10) Based on a Form 13G/A dated January 26, 2000, filed by the State of Wisconsin Investment Board.

     (11) Includes 81,714 shares which the officers and directors have the right to acquire within 60 days upon the exercise of stock options at an average exercise price of $20.13 per share, 20,203 shares held by the ESOP which are vested and allocated to executive officers, and 151,428 shares held by the ESOP which are unvested or allocated to other employees. See Footnote (1) above.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

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

     The premiums due under the policies total $850,000 per year. Reimbursements for the current value of the economic benefit attributable to the life insurance provided in fiscal 1999 totaled $2,847. There were no reimbursements due to the Company from the Trust at January 2, 2000.

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

     At January 2, 2000 and January 3, 1999, the Company held three notes receivable from Tom E. DuPree, Jr., the Chairman of the Board and Chief Executive Officer of the Company, totaling $7,851,500. These notes are due in November and December of 2000, or earlier upon demand of the Company, and bear interest at 7.0% per annum with interest payable at maturity. In addition, the Company held notes receivable from Erich J. Booth, Chief Financial Officer and Treasurer, totaling $107,000 and from Margaret E. Waldrep, Chief Administrative Officer, totaling $41,500. These notes are due on June 30, 2000 and bear interest at 9.84% with interest payment due at maturity. The Company also holds an additional note receivable from Mr. DuPree in the amount of $3,000,000 due on June 30, 2000, bearing interest at 9.84% per annum and secured by real estate owned by Mr. DuPree.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
(a)   The following documents are filed as part of this Report:

     1. Financial Statements

     Consolidated Statements of Earnings for the years ended January 2, 2000, January 3, 1999 and December 28, 1997

     Consolidated Balance Sheets as of January 2, 2000 and January 3, 1999

     Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended January 2, 2000, January 3, 1999, December 28, 1997

     Consolidated Statements of Cash Flows for the years ended January 2, 2000, January 3, 1999 and December 28, 1997

     Notes to Consolidated Financial Statements

     Report of Management

     Independent Auditors' Report

     2. Financial Statement Schedules

         None

     3. Exhibits

     2.1 Agreement and Plan of Merger, dated August 15, 1995, by and among the Company, SALSA Acquisition Corp., and DF&R Restaurants, Inc. (4)

     2.2 Agreement and Plan of Merger among Apple South, Inc., M&S Acquisition of Delaware Inc., and McCormick & Schmick Holding Corp., et. al., dated February 6, 1997. (6)

     2.3 Agreements and Plan of Merger among Apple South, Inc., HG Acquisition Corp., and Mason and Schelldorf Leasing Company, Hops Restaurants, Inc., et. al., dated February 6, 1997. (6)

     2.4  Agreement  and  Plan  of  Merger  among  Apple  South,   Inc.,  Coyote
Acquisition Corp., and Canyon Cafes, Inc., et. al., dated June 19, 1997. (7)

     2.5 Asset Purchase Agreement dated December 23, 1997 by and among Applebee's International, Inc. and Apple South, Inc. (8)

     2.6 Asset Purchase Agreement dated March 16, 1998 by and among Quality Restaurant Concepts, L.L.C., and Apple South, Inc. (10)

     2.7 Asset purchase agreement dated April 23, 1998, by an among Apple South, Inc. and Whit-Mart, Inc. (12)

     2.8 Asset purchase agreement dated May 1, 1998, by and among Apple South, Inc. and T.S.S.O., Inc., and Lois Sedowicz. (12)

     2.9 Asset purchase agreement dated May 4, 1998, by and among Apple South, Inc. and Florida Apple North, LLC.,Florida Apple South, LLC., Florida Apple West, LLC., and Wigel Partnership. (12)

     2.10 Asset purchase agreement dated June 19, 1998, by and among Apple South, Inc. and U.S. Restaurant Properties Operating LP. (12)

     2.11 Asset purchase agreement dated June 19, 1998, by and among Apple South, Inc. and Darrel L. Rolph. (12)

     2.12 Asset purchase agreement dated July 31, 1998, by and among Apple South, Inc. Delta Bluff , LLC. (13)

     2.13 Asset purchase agreement dated August 20, 1998, by and among Apple South, Inc. and WHG Real Estate South, LLC. and Wisconsin Hospitality Group, LLC. (14)

     2.14 Asset purchase agreement dated August 20, 1998, by and among Apple South, Inc. and WHG Real Estate East, LLC. and Wisconsin Hospitality Group, LLC.
(14)

     2.15 Asset purchase agreement dated April 6, 1998, by and among Apple South, Inc. and Woodland Group, Inc. (14)

     2.16 Asset purchase agreement dated May 15, 1998, by and among Apple South, Inc. and Bloomin' Apple, LLC. (14)

     2.17 Asset purchase agreement dated June 26, 1998, by and among Apple South, Inc. and Apple J, L.P. (14)

     2.18 Asset purchase agreement dated September 15, 1998, by and among Apple South, Inc., and WHG Real Estate North, LLC and Wisconsin Hospitality Group, LLC. (17)

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended October 13, 1998. (3)

     3.2 By-laws of the Company. (1)

     4.1 See Exhibits 3.1 and 3.2 for provisions in the Company's Amended and Restated Articles of Incorporation and by-laws defining the rights of holders of the Company's Common Stock. (1) (3)

     4.2 Trust Agreement of Apple South Financing I, dated as of February 18, 1997, among Apple South, Inc., First Union National Bank of Georgia, First Union Bank of Delaware and Lansing S. Patterson. (9)

     4.3 Amended and Restated Declaration of Trust of Apple South Financing I, dated as of March 11, 1997, among Apple South, Inc., as Sponsor, First Union National Bank of Georgia, as Institutional Trustee, First Union Bank of Delaware, as Delaware Trustee, and the Regular Trustees named therein. (9)

     4.4 Indenture for the 7% Convertible Subordinated Debentures, dated as of March 6, 1997, between Apple South, Inc. and First Union National Bank of Georgia, as Trustee. (9)

     4.5 Form of $3.50 Term Convertible Security, Series A (included in Exhibit 4.3).

     4.6 Form of 7%  Convertible  Subordinated  Debenture  (included  in Exhibit
4.4).

     4.7 Preferred Securities Guarantee Agreement, dated as of March 11, 1997, between Apple South, Inc., as Guarantor, and First Union National Bank of Georgia, as Preferred Guarantee Trustee. (9)

     4.8 Registration Rights Agreement, dated as of March 11, 1997 among Apple South, Inc., Apple South Financing I, J.P. Morgan Securities, Inc., and Smith Barney, Inc. (9)

     4.9 Solicitation of Consents to Proposed Amendments to 9.75% Senior Notes due 2006 of Apple South, Inc. (12)

     4.10 Indenture, dated as of June 22, 1999, among the Company, certain guaranteeing subsidiaries and SunTrust Bank, Atlanta, as Trustee (including the form of Note). (15)

     4.11 Registration Rights Agreement, dated as of June 22, 1999, among the Company, certain guaranteeing subsidiaries and the initial purchasers of the Notes. (15)

     10.1 Apple South, Inc. 1988 Stock Option Plan. (1)

     10.2 Form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (1) (5)

     10.3 Form of Apple South, Inc. Director's Indemnification Agreement executed by and between the Company and each member of its Board of Directors.
(1)

     10.4 Form of Apple South, Inc. Officer's Indemnification Agreement executed between the Company and each of its executive officers. (1)

     10.5 Apple South, Inc. Employee Stock Ownership Plan and Trust. (1) (5)

     10.6 Apple South, Inc. Profit Sharing Plan and Trust. (1) (5)

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

     10.8 Apple South, Inc. [Restated] Profit Sharing Plan and Trust dated October 26, 1993. (2)

     10.9 Amended form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (2)

     10.10 Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.11 Form of Stock Option Agreement under the Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.12 Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (10)

     10.13 First amendment, dated as of March 27, 1998, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.14 Second amendment, dated as of August 14, 1998, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (17)

     10.15 Third amendment, dated as of November 13, 1998, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (17)

     10.16 Fourth amendment, dated as of February 22, 1999, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (17)

     10.17 $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (16)

     10.18 First amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (16)

     10.19 Second amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (16)

     10.20 Third amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (16)

     23.1 Consent of KPMG LLP.

     27.1 Financial Data Schedule (EDGAR version only).

     99.1 Safe harbor under the Private Securities Litigation Reform Act of 1995. (7)


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

     (5) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (6) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 30, 1997.

     (7) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 29, 1997.

     (8) Incorporated by reference to the registrant's Report on Form 8-K dated January 15, 1998.

     (9) Incorporated by reference to the registrants's registration statement on Form S-3, File No. 333-25205.

     (10) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended December 28, 1997.

     (11) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 29, 1998.

     (12) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 28, 1998.

     (13) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 27, 1998.

     (14) Incorporated by reference to the registrant's Report on Form 8-K dated September 14, 1998.

     (15) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-82345, filed on July 6, 1999.

     (16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999

     (17) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended January 3, 1999.

(b)   Reports on Form 8-K

         None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AVADO BRANDS, INC.


                                                By:/s/ Tom E. DuPree, Jr.
                                                   ---------------------------
                                                   Tom E. DuPree, Jr.
                                                   Chief Executive Officer and
                                                   Chairman of the Board
March 21, 2000
Atlanta, Georgia

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                       Title                                   Date

/s/ Tom E. Dupree, Jr.    Chairman of the Board of                March 21, 2000
-----------------------   Directors and Chief Executive
Tom E. DuPree, Jr.        Officer (principal executive officer)


/s/ Erich J. Booth        Director and Chief Financial Officer    March 21, 2000
-----------------------   (principal financial officer)
Erich J. Booth


/s/ John G. McLeod, Jr.   Senior Vice President - Human           March 21, 2000
-----------------------   Resources, and Secretary
John G. McLeod, Jr.

/s/ Margaret E. Waldrep   Chief Administrative Officer            March 21, 2000
-----------------------
Margaret E. Waldrep

/s/ Dr. Ruth G. Shaw      Director                                March 21, 2000
-----------------------
Dr. Ruth G. Shaw

/s/ John L. Moorhead      Director                                March 21, 2000
-----------------------
John L. Moorhead

                                 EXHIBIT INDEX

     2.1 Agreement and Plan of Merger, dated August 15, 1995, by and among the Company, SALSA Acquisition Corp., and DF&R Restaurants, Inc. (4)

     2.2 Agreement and Plan of Merger among Apple South, Inc., M&S Acquisition of Delaware Inc., and McCormick & Schmick Holding Corp., et. al., dated February 6, 1997. (6)

     2.3 Agreements and Plan of Merger among Apple South, Inc., HG Acquisition Corp., and Mason and Schelldorf Leasing Company, Hops Restaurants, Inc., et. al., dated February 6, 1997. (6)

     2.4  Agreement  and  Plan  of  Merger  among  Apple  South,   Inc.,  Coyote
Acquisition Corp., and Canyon Cafes, Inc., et. al., dated June 19, 1997. (7)

     2.5 Asset Purchase Agreement dated December 23, 1997 by and among Applebee's International, Inc. and Apple South, Inc. (8)

     2.6 Asset Purchase Agreement dated March 16, 1998 by and among Quality Restaurant Concepts, L.L.C., and Apple South, Inc. (10)

     2.7 Asset purchase agreement dated April 23, 1998, by an among Apple South, Inc. and Whit-Mart, Inc. (12)

     2.8 Asset purchase agreement dated May 1, 1998, by and among Apple South, Inc. and T.S.S.O., Inc., and Lois Sedowicz. (12)

     2.9 Asset purchase agreement dated May 4, 1998, by and among Apple South, Inc. and Florida Apple North, LLC.,Florida Apple South, LLC., Florida Apple West, LLC., and Wigel Partnership. (12)

     2.10 Asset purchase agreement dated June 19, 1998, by and among Apple South, Inc. and U.S. Restaurant Properties Operating LP. (12)

     2.11 Asset purchase agreement dated June 19, 1998, by and among Apple South, Inc. and Darrel L. Rolph. (12)

     2.12 Asset purchase agreement dated July 31, 1998, by and among Apple South, Inc. Delta Bluff , LLC. (13)

     2.13 Asset purchase agreement dated August 20, 1998, by and among Apple South, Inc. and WHG Real Estate South, LLC. and Wisconsin Hospitality Group, LLC. (14)

     2.14 Asset purchase agreement dated August 20, 1998, by and among Apple South, Inc. and WHG Real Estate East, LLC. and Wisconsin Hospitality Group, LLC.
(14)

     2.15 Asset purchase agreement dated April 6, 1998, by and among Apple South, Inc. and Woodland Group, Inc. (14)

     2.16 Asset purchase agreement dated May 15, 1998, by and among Apple South, Inc. and Bloomin' Apple, LLC. (14)

     2.17 Asset purchase agreement dated June 26, 1998, by and among Apple South, Inc. and Apple J, L.P. (14)

     2.18 Asset purchase agreement dated September 15, 1998, by and among Apple South, Inc., and WHG Real Estate North, LLC and Wisconsin Hospitality Group, LLC. (17)

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended October 13, 1998. (3)

     3.2 By-laws of the Company. (1)

     4.1 See Exhibits 3.1 and 3.2 for provisions in the Company's Amended and Restated Articles of Incorporation and by-laws defining the rights of holders of the Company's Common Stock. (1) (3)

     4.2 Trust Agreement of Apple South Financing I, dated as of February 18, 1997, among Apple South, Inc., First Union National Bank of Georgia, First Union Bank of Delaware and Lansing S. Patterson. (9)

     4.3 Amended and Restated Declaration of Trust of Apple South Financing I, dated as of March 11, 1997, among Apple South, Inc., as Sponsor, First Union National Bank of Georgia, as Institutional Trustee, First Union Bank of Delaware, as Delaware Trustee, and the Regular Trustees named therein. (9)

     4.4 Indenture for the 7% Convertible Subordinated Debentures, dated as of March 6, 1997, between Apple South, Inc. and First Union National Bank of Georgia, as Trustee. (9)

     4.5 Form of $3.50 Term Convertible Security, Series A (included in Exhibit 4.3).

     4.6 Form of 7%  Convertible  Subordinated  Debenture  (included  in Exhibit
4.4).

     4.7 Preferred Securities Guarantee Agreement, dated as of March 11, 1997, between Apple South, Inc., as Guarantor, and First Union National Bank of Georgia, as Preferred Guarantee Trustee. (9)

     4.8 Registration Rights Agreement, dated as of March 11, 1997 among Apple South, Inc., Apple South Financing I, J.P. Morgan Securities, Inc., and Smith Barney, Inc. (9)

     4.9 Solicitation of Consents to Proposed Amendments to 9.75% Senior Notes due 2006 of Apple South, Inc. (12)

     4.10 Indenture, dated as of June 22, 1999, among the Company, certain guaranteeing subsidiaries and SunTrust Bank, Atlanta, as Trustee (including the form of Note). (15)

     4.11 Registration Rights Agreement, dated as of June 22, 1999, among the Company, certain guaranteeing subsidiaries and the initial purchasers of the Notes. (15)

     10.1 Apple South, Inc. 1988 Stock Option Plan. (1)

     10.2 Form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (1) (5)

     10.3 Form of Apple South, Inc. Director's Indemnification Agreement executed by and between the Company and each member of its Board of Directors.
(1)

     10.4 Form of Apple South, Inc. Officer's Indemnification Agreement executed between the Company and each of its executive officers. (1)

     10.5 Apple South, Inc. Employee Stock Ownership Plan and Trust. (1) (5)

     10.6 Apple South, Inc. Profit Sharing Plan and Trust. (1) (5)

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

     10.8 Apple South, Inc. [Restated] Profit Sharing Plan and Trust dated October 26, 1993. (2)

     10.9 Amended form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (2)

     10.10 Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.11 Form of Stock Option Agreement under the Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.12 Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (10)

     10.13 First amendment, dated as of March 27, 1998, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.14 Second amendment, dated as of August 14, 1998, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (17)

     10.15 Third amendment, dated as of November 13, 1998, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (17)

     10.16 Fourth amendment, dated as of February 22, 1999, to Participation Agreement (Apple South Trust No 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (17)

     10.17 $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (16)

     10.18 First amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (16)

     10.19 Second amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (16)

     10.20 Third amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (16)

     23.1 Consent of KPMG LLP.

     27.1 Financial Data Schedule (EDGAR version only).

     99.1 Safe harbor under the Private Securities Litigation Reform Act of 1995. (7)

--------------------------------------------------------------------------------

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

     (5) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (6) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 30, 1997.

     (7) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 29, 1997.

     (8) Incorporated by reference to the registrant's Report on Form 8-K dated January 15, 1998.

     (9) Incorporated by reference to the registrants's registration statement on Form S-3, File No. 333-25205.

     (10) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended December 28, 1997.

     (11) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 29, 1998.

     (12) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 28, 1998.

     (13) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended September 27, 1998.

     (14) Incorporated by reference to the registrant's Report on Form 8-K dated September 14, 1998.

     (15) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-82345, filed on July 6, 1999.

     (16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999

     (17) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended January 3, 1999.