Form 10-Q
period 2000-04-02
AVADO BRANDS INC
filed 2000-05-17
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 2, 2000

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________to_________

                         Commission File Number: 0-19542

                               AVADO BRANDS, INC.
             (Exact name of registrant as specified in its charter)


                Georgia                                        59-2778983
-----------------------------------------             --------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

    Hancock at Washington, Madison, GA                            30650
-----------------------------------------             --------------------------
 (Address of principal executive offices)                       (Zip Code)


                                  706-342-4552
                            -------------------------
              Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       X Yes        No

     As of May 16, 2000, there were 25,326,290 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 2, 2000

                                      INDEX

Part I - Financial Information                                              Page

        Item 1 -  Consolidated Financial Statements:

                  Consolidated Statements of Earnings..........................3

                  Consolidated Balance Sheets..................................4

                  Consolidated Statements of Shareholders' Equity
                       and Comprehensive Income................................5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements...................7

        Item 2 -  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........12

        Item 3 -  Quantitative and Qualitative Disclosures About
                       Market Risk............................................16


Part II - Other Information

        Item 6 -  Exhibits and Reports on Form 8-K............................17

Signature.....................................................................18

Avado Brands, Inc.
Consolidated Statements of Earnings
(Unaudited)

(In thousands, except per share data)
                                                                                     Quarter Ended
-------------------------------------------------------------------------------------------------------------
                                                                                April 2,         April 4,
                                                                                  2000             1999
-------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Canyon Cafe                                                              $   10,292           11,899
    Don Pablo's                                                                  75,585           74,372
    Hops                                                                         46,182           32,532
    McCormick & Schmick's                                                        34,961           27,805
    Applebee's                                                                        -           17,467
-------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                                167,020          164,075
-------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
    Food and beverage                                                            47,869           45,644
    Payroll and benefits                                                         52,515           51,187
    Depreciation and amortization                                                 5,994            4,892
    Other operating expenses                                                     39,124           36,702
-------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                                   145,502          138,425
-------------------------------------------------------------------------------------------------------------
General and administrative expenses                                              10,503            9,840
-------------------------------------------------------------------------------------------------------------
Operating income                                                                 11,015           15,810
-------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                                                        (8,817)          (4,941)
    Distributions on preferred securities                                        (2,012)          (2,012)
    Gain on disposal of assets                                                        -            1,350
    Income (loss) from investments carried at equity                                 46             (133)
    Other, primarily goodwill amortization                                       (1,019)            (972)
-------------------------------------------------------------------------------------------------------------
          Total other income (expense)                                          (11,802)          (6,708)
-------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                                (787)           9,102
Income taxes                                                                       (250)           3,150
-------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                          $     (537)           5,952
=============================================================================================================

Basic earnings (loss) per common share                                       $    (0.02)            0.19
=============================================================================================================

Diluted earnings (loss) per common share                                     $    (0.02)            0.19
=============================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)
-------------------------------------------------------------------------------------------------------------
                                                                                April 2,          Jan. 2,
                                                                                  2000             2000
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                              $      277           11,267
      Accounts receivable                                                         7,555            7,257
      Inventories                                                                 8,986            9,097
      Prepaid expenses and other                                                 15,387           17,399
      Assets held for sale                                                       12,115            1,205
-------------------------------------------------------------------------------------------------------------
           Total current assets                                                  44,320           46,225

Premises and equipment, net                                                     426,267          424,968
Goodwill, net                                                                   134,403          135,176
Investments in and advances to unconsolidated affiliates                         17,438           17,411
Other assets                                                                     29,831           32,816
-------------------------------------------------------------------------------------------------------------
                                                                             $  652,259          656,596
=============================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                         $   18,363           21,620
    Accrued liabilities                                                          34,896           34,727
    Current installments of long-term debt                                        4,556               11
    Income taxes                                                                 30,688           28,159
-------------------------------------------------------------------------------------------------------------
           Total current liabilities                                             88,503           84,517

Long-term debt                                                                  320,597          328,076
Deferred income taxes                                                             8,943            8,943
Other long-term liabilities                                                       7,270            7,436
-------------------------------------------------------------------------------------------------------------
           Total liabilities                                                    425,313          428,972
-------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
     Brands, Inc. 7% convertible subordinated debentures
     due March 1, 2027                                                          115,000          115,000

Shareholders' equity:
    Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
        none issued                                                                 -                -
    Common stock, $0.01 par value. Authorized 75,000,000 shares;
        40,478,760 issued in 1999 and 1998                                          405              405
    Additional paid-in capital                                                  144,825          144,872
    Retained earnings                                                           165,768          166,305
    Accumulated other comprehensive income                                         (441)            (278)
    Treasury stock at cost; 15,152,470 shares in 2000 and 15,157,713 in 1999   (198,611)        (198,680)
-------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                           111,946          112,624
-------------------------------------------------------------------------------------------------------------
                                                                             $  652,259          656,596
=============================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                                   Additional                 Other                      Total
                                                 Common Stock       Paid-in     Retained   Comprehensive   Treasury   Shareholders'
                                              Shares       Amount    Capital    Earnings      Income         Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 2, 2000                     40,479        $405    $144,872   $166,305      ($278)      ($198,680)    $112,624
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings                                   -           -           -       (537)         -               -         (537)
     Foreign currency translation adjustment        -           -           -          -       (163)              -         (163)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                          -           -           -       (537)      (163)              -         (700)
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued to benefit plans                -           -         (47)         -          -              69           22
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 2, 2000                       40,479        $405    $144,825   $165,768      ($441)      ($198,611)    $111,946
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
                                                                                      Quarter Ended
-------------------------------------------------------------------------------------------------------------
                                                                                April 2,         April 4,
                                                                                  2000             1999
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings (loss)                                                    $     (537)           5,952
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                      7,929            6,749
               Loss (gain) on disposal of assets                                      -           (1,350)
               Loss (income) from investments carried at equity                     (46)             133
               (Increase) decrease in assets:
                    Accounts receivable                                            (298)           1,071
                    Inventories                                                     111             (772)
                    Prepaid expenses and other                                       67           (2,069)
                Increase (decrease) in liabilities:
                     Accounts payable                                            (3,257)           3,893
                     Accrued liabilities                                            191           (8,861)
                     Income taxes                                                 2,529            4,138
                     Other long-term liabilities                                   (166)             332
-------------------------------------------------------------------------------------------------------------
                     Net cash provided by (used in) operating activities          6,523            9,216
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                      (16,797)         (22,173)
      Proceeds from notes receivable and disposal of assets, net                  3,238           45,643
      Investments in and advances to unconsolidated affiliates                     (144)          (1,463)
      Additions to noncurrent assets                                               (876)          (1,977)
-------------------------------------------------------------------------------------------------------------
                     Net cash provided by (used in) investing activities        (14,579)          20,030
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from (repayment of) revolving credit agreements               (2,934)          (3,009)
      Principal payments on long-term debt                                            -              (21)
      Dividends declared and paid                                                     -             (378)
      Purchase of treasury stock                                                      -          (32,435)
      Net collateral payments on equity forward contracts                             -              175
-------------------------------------------------------------------------------------------------------------
                     Net cash provided by (used in) financing activities         (2,934)         (35,668)
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            (10,990)          (6,422)
Cash and cash equivalents at the beginning of the period                         11,267            7,216
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                           $      277              794
=============================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 2, 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended April 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - LONG-TERM DEBT

     On April 3, 2000, the Company finalized an amendment to its $125.0 million revolving credit facility which, among other things, reduces the credit availability under the facility by $10.0 million on each October 1, 2000 and December 31, 2000. Additional quarterly commitment reductions of $7.5 million begin on April 4, 2001 and continue until the quarter ended March 31, 2002. The remaining commitment of $67.5 million matures on June 22, 2002. At April 2, 2000, the Company has classified as current debt that portion of the revolving credit facility, $4.5 million, which is required to be repaid during the next 12 months.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the quarters ended April 2, 2000 and April 4, 1999, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                             2000        1999
                                                         ----------- -----------
     Interest paid (net of amounts capitalized)            $ 2,791      2,171
     Distributions paid on preferred securities            $ 2,012      2,012
     Income taxes paid (refunded)                          $(2,779)      (988)

NOTE 4 - INCOME TAXES

     Income tax as a percent of earnings before income taxes was 31.8% in the first quarter of 2000 compared to an effective rate of 30.9% for the full 1999 year. The higher effective tax rate for fiscal 2000 is due to an expected increase in taxable income as compared to 1999 and a corresponding decrease in the impact of FICA tip credits.

NOTE 5 - CONTINGENCIES

     In November and December 1999, seven lawsuits were filed against the Company alleging that a proposal made by a management group led by Tom E. DuPree, Jr. to acquire the Company was unfair and that the price being proposed as payment for Company common shares was inadequate. On April 24, 2000, the Company announced that the most appropriate strategy at the present time is to continue as a publicly traded company. In connection with this announcement, the Company has been informed by the plaintiff's attorneys that the suits will be dismissed.

     In 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. In 1998, one of these suits was dismissed. During 1999, the Company received a favorable ruling from the 11th Circuit Court of Appeals relating to the remaining suit. As a result of the ruling, the District Court will again consider the motion to dismiss the case, and the defendants renewed their motion to dismiss in December 1999. The Company is awaiting the court's ruling. Although the ultimate outcome of the remaining lawsuit cannot be determined at this time, the Company believes that the allegations therein are without merit and intends to vigorously defend itself.


NOTE 6 - GUARANTOR SUBSIDIARIES

     The Company's senior notes and revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. The Company's indebtedness is not guaranteed by its non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At April 2, 2000 and January 2, 2000, these partnerships in the non-guarantor subsidiaries operated 53 and 51, respectively, of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of April 2, 2000 and January 2, 2000, and condensed consolidated statements of earnings and cash flows for the quarters ended April 2, 2000 and April 4, 1999 are provided for such guarantor and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

                                    Condensed Consolidated Statement of Earnings
                                            Quarter Ended April 2, 2000
                                                   (In thousands)
--------------------------------------------------------------------------------------------------------------------
                                             Guarantor       Non-Guarantor
                                           Subsidiaries       Subsidiaries      Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------
Restaurant sales                            $  132,111            34,909                   -           167,020
Restaurant operating expenses                  114,577            30,925                   -           145,502
General and administrative expenses              8,511             1,992                   -            10,503
--------------------------------------------------------------------------------------------------------------------
Operating income                                 9,023             1,992                   -            11,015
--------------------------------------------------------------------------------------------------------------------
Other income (expense)                          (9,608)           (2,194)                  -           (11,802)
Earnings (loss) before income taxes               (585)             (202)                  -              (787)
Income taxes                                      (185)              (65)                  -              (250)
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                         $     (400)             (137)                  -              (537)
====================================================================================================================

                                    Condensed Consolidated Statement of Earnings
                                             Quarter Ended April 4, 1999
                                                      (In thousands)
--------------------------------------------------------------------------------------------------------------------
                                             Guarantor       Non-Guarantor
                                           Subsidiaries       Subsidiaries      Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------
Restaurant sales                            $  140,188            23,887                   -           164,075
Restaurant operating expenses                  117,698            20,727                   -           138,425
General and administrative expenses              8,624             1,216                   -             9,840
--------------------------------------------------------------------------------------------------------------------
Operating income                                13,866             1,944                   -            15,810
--------------------------------------------------------------------------------------------------------------------
Other income (expense)                          (6,432)             (276)                  -            (6,708)
Earnings before income taxes                     7,434             1,668                   -             9,102
Income taxes                                     2,575               575                   -             3,150
--------------------------------------------------------------------------------------------------------------------
Net earnings                                $    4,859             1,093                   -             5,952
====================================================================================================================

                                            Condensed Consolidated Balance Sheet
                                                        April 2, 2000
                                                       (In thousands)
--------------------------------------------------------------------------------------------------------------------
                                             Guarantor       Non-Guarantor
                                           Subsidiaries       Subsidiaries      Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                              $   42,308             2,012                   -            44,320
Premises and equipment, net                    363,909            62,358                   -           426,267
Goodwill, net                                  112,329            22,074                   -           134,403
Investments carried at equity                   17,438                 -                   -            17,438
Other assets                                    29,562               269                   -            29,831
Intercompany investments                        48,403                 -             (48,403)                -
Intercompany advances                           35,471                 -             (35,471)                -
--------------------------------------------------------------------------------------------------------------------
                                            $  649,420            86,713             (83,874)          652,259
====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                         $   85,948             2,555                   -            88,503
Long-term liabilities                          336,526               284                   -           336,810
Intercompany payables                                -            35,471             (35,471)                -
Convertible preferred securities               115,000                 -                   -           115,000
Shareholders' equity                           111,946            48,403             (48,403)          111,946
--------------------------------------------------------------------------------------------------------------------
                                            $  649,420            86,713             (83,874)          652,259
====================================================================================================================

                                            Condensed Consolidated Balance Sheet
                                                       January 2, 2000
                                                       (In thousands)
--------------------------------------------------------------------------------------------------------------------
                                             Guarantor       Non-Guarantor
                                           Subsidiaries       Subsidiaries      Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                              $   44,245             1,980                   -            46,225
Premises and equipment, net                    363,280            61,688                   -           424,968
Goodwill, net                                  113,161            22,015                   -           135,176
Investments carried at equity                   17,411                 -                   -            17,411
Other assets                                    32,534               282                   -            32,816
Intercompany investments                        47,784                 -             (47,784)                -
Intercompany advances                           34,408                 -             (34,408)                -
--------------------------------------------------------------------------------------------------------------------
                                            $  652,823            85,965             (82,192)          656,596
====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                         $   81,024             3,493                   -            84,517
Long-term liabilities                          344,175               280                   -           344,455
Intercompany payables                                -            34,408             (34,408)                -
Convertible preferred securities               115,000                 -                   -           115,000
Shareholders' equity                           112,624            47,784             (47,784)          112,624
--------------------------------------------------------------------------------------------------------------------
                                            $  652,823            85,965             (82,192)          656,596
====================================================================================================================

                                  Condensed Consolidated Statement of Cash Flows
                                             Quarter Ended April 2, 2000
                                                   (In thousands)
--------------------------------------------------------------------------------------------------------------------
                                                         Guarantor      Non-Guarantor     Elimin-
                                                        Subsidiaries     Subsidiaries     ations     Consolidated
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                $  5,663            860             -            6,523
Cash flows from investing activities:
     Capital expenditures                                 (14,988)        (1,809)            -          (16,797)
     Proceeds from disposal of assets, net                  3,238              -             -            3,238
     Other investing activities                              (909)          (111)            -           (1,020)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities       (12,659)        (1,920)            -          (14,579)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                  (2,934)             -             -           (2,934)
     Proceeds from (payment of) interco. advances          (1,063)         1,063             -                -
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        (3,997)         1,063             -           (2,934)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (10,993)             3             -          (10,990)
Cash and cash equivalents at beginning of the period       11,190             77             -           11,267
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period           $    197             80             -              277
====================================================================================================================

                                  Condensed Consolidated Statement of Cash Flows
                                            Quarter Ended April 4, 1999
                                                  (In thousands)
--------------------------------------------------------------------------------------------------------------------
                                                         Guarantor      Non-Guarantor     Elimin-
                                                        Subsidiaries     Subsidiaries     ations     Consolidated
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                $  7,583          1,633             -            9,216
Cash flows from investing activities:
     Capital expenditures                                 (15,808)        (6,365)            -          (22,173)
     Proceeds from disposal of assets, net                 45,643              -             -           45,643
     Other investing activities                            (3,440)             -             -           (3,440)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities        26,395         (6,365)            -           20,030
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                  (3,009)             -             -           (3,009)
     Purchase of treasury stock                           (32,435)             -             -          (32,435)
     Proceeds from (payment of) interco. advances          (4,738)         4,738             -                -
     Other financing activities                              (224)             -             -             (224)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       (40,406)         4,738             -          (35,668)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (6,428)             6             -           (6,422)
Cash and cash equivalents at beginning of the period        7,162             54             -            7,216
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period           $    734             60             -              794
====================================================================================================================

NOTE 7 - SUBSEQUENT EVENTS

     Subsequent to the end of the quarter ended April 2, 2000, the Company finalized the decision to consolidate the corporate offices of its Don Pablo's and Canyon Cafe brands into its corporate headquarters in Madison, Georgia. A charge of approximately $2-3 million representing severance and other related costs is expected to be included in second quarter results. The Company estimates that this consolidation and elimination of other overhead costs will generate general and administrative expense savings of approximately $6-7 million annually.

     In August 1999, the Company announced an initiative to evaluate strategic alternatives which could enhance and maximize shareholder value, including a proposal by a management group led by Tom E. DuPree, Jr. to acquire the Company. On April 24, 2000, the Company announced the completion of the evaluation of strategic alternatives and concluded that the most appropriate strategy at the present time is to continue as a publicly traded company.

Item 2.

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    For the First Quarter Ended April 2, 2000

Restaurant Sales

     Consolidated restaurant sales for the first quarter of fiscal 2000 increased to $167.0 million compared to $164.1 million for the same period of fiscal 1999. The increase reflects a 14% increase in sales from "core" brands which include Don Pablo's Mexican Kitchen restaurants, Hops Restaurant Bar & Brewery restaurants, McCormick & Schmick's seafood dinner houses and Canyon Cafe restaurants. Increased core brand revenues were substantially offset by the divested Applebee's brand which comprised 11% of total revenues in the first quarter of 1999 compared to no revenue in 2000. Increased core brand sales were attributable to increased operating capacity from three new restaurants opened in 2000 and 37 restaurants opened in 1999, somewhat offset by the closing of six core restaurants in 1999. In addition, same-store sales increased 1.5% compared to the first quarter of 1999 (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). Same-store-sales increases of 9.7% at Hops and 4.5% at McCormick & Schmick's were somewhat offset by decreases of 3.8% and 2.2% at Canyon Cafe and Don Pablo's, respectively.

     During the first quarter of 2000, the Company opened three core restaurants including two Hops and one McCormick & Schmick's restaurant. The following table presents core brand restaurants open as of the end of the first quarters of 2000 and 1999:

                                              April 2,       April 4,
                                                2000           1999
    --------------------------------------------------------------------
    Canyon Cafe                                 16             18
    Don Pablo's                                137            129
    Hops                                        66             51
    McCormick & Schmick's                       27             22
    --------------------------------------------------------------------
         Total                                 246            220
    ====================================================================

Restaurant Operating Expenses

     The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the quarters ended April 2, 2000 and April 4, 1999:

      --------------------------------------------------------------------------
                                                  Quarter            Quarter
                                                   Ended              Ended
                                               April 2, 2000      April 4, 1999
      --------------------------------------------------------------------------
      Restaurant sales:
           Canyon Cafe                              6.2%               7.3%
           Don Pablo's                             45.3%              45.3%
           Hops                                    27.7%              19.8%
           McCormick & Schmick's                   20.9%              16.9%
           Applebee's                                 -               10.6%
      --------------------------------------------------------------------------
            Total restaurant sales                100.0%             100.0%
      --------------------------------------------------------------------------
      Restaurant operating expenses:
           Food and beverage                       28.7%              27.8%
           Payroll and benefits                    31.4%              31.2%
           Depreciation and amortization            3.6%               3.0%
           Other operating expenses                23.4%              22.4%
      --------------------------------------------------------------------------
            Total restaurant operating expenses    87.1%              84.4%
      --------------------------------------------------------------------------
      Income from restaurant operations            12.9%              15.6%
      General and administrative expenses           6.3%               6.0%
      --------------------------------------------------------------------------
      Operating income                              6.6%               9.6%
      ==========================================================================

     Restaurant operating expenses for the first quarter of 2000 were 87.1% of sales compared to 84.4% in the corresponding period of 1999. The increase was primarily attributable to (i) an increase in other restaurant operating expenses generated by increased advertising expense at Hops, Don Pablo's and Canyon Cafe,
(ii) an increase in food and beverage costs due primarily to a focus on higher cost protein items at Don Pablo's, increased beef prices impacting primarily Don Pablo's and Hops and a bar mix shift away from beer to higher priced alcohol at Hops and (iii) increased depreciation and amortization due primarily to a decrease in the impact of Applebee's fixed assets which were not depreciated in 1999 due to their "held for sale" status and additional depreciation associated with the installation of new point-of-sale systems at Don Pablo's and McCormick & Schmick's which was completed in the fourth quarter of 1999.

     General and administrative expenses for the quarter ended April 2, 2000 increased to 6.3% from 6.0% in the corresponding period of 1999. The increase was primarily attributable to a decrease in leverage generated by the decline in sales from Applebee's which incurred lower general and administrative expenses in 1999 due to the pending divestiture. Subsequent to the end of the first quarter, the Company finalized the decision to consolidate the corporate offices of its Don Pablo's and Canyon Cafe brands into its corporate headquarters in Madison, Georgia. The Company estimates that this consolidation and elimination of other overhead costs will generate general and administrative expense savings of approximately $6-7 million annually.

     In connection with the consolidation of office facilities and the conclusion of the strategic alternatives evaluation which was announced on April 24, 2000, the Company anticipates incurring a special one-time charge of approximately $2-3 million in the second quarter of 2000. This charge will primarily reflect expenses related to employee severance agreements in addition to other costs related to the office consolidation and completion of the strategic alternatives evaluation.


Interest and Other Expenses

     Interest expense for the quarter ended April 2, 2000 was $8.8 million compared to $4.9 million for the corresponding period of the prior year. The increase from prior year was predominately attributable to interest expense associated with the Company's $100 million 11.75% senior subordinated notes issued in the second quarter of 1999.

     Income (loss) from investments carried at equity for the first quarter of 2000 primarily reflects income from the Company's 20% equity interest in Belgo Group PLC which was partially offset by the Company's portion of losses associated with two restaurants opened in 1999 under the Company's joint venture agreements with PizzaExpress PLC and Belgo Group PLC.

     Income tax as a percent of earnings before income taxes was 31.8% in the first quarter of 2000 compared to an effective rate of 30.9% for the full 1999 year. The higher effective tax rate for fiscal 2000 is due to an expected increase in taxable income as compared to 1999 and a corresponding decrease in the impact of FICA tip credits.

     Net loss for the quarter ended April 2, 2000 was $0.5 million compared to net earnings of $6.0 million for the corresponding quarter of 1999. The net earnings decrease was primarily attributable to a decrease in operating income margin, an increase in interest expense and a decrease in gain on disposal of assets as compared to 1999.


Liquidity and Capital Resources

     The Company's historical and projected growth and its historical preference to own the real estate on which its restaurants are situated typically has caused it to be a net user of cash, even after a significant amount of expansion financing is internally generated from operations. Based on current and expected market conditions, the Company has committed to strategies to reduce its leverage over time. The extent of projected new restaurant development has been dramatically reduced in 2000 and 2001; the leasing of new sites to reduce initial capital will take preference over ownership; an aggressive program to realize cash from various non-operating assets has been implemented and other initiatives to reduce leverage are being evaluated, including the approval by the Board of Directors for a sale-leaseback transaction of up to $225 million.

     Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company operates with negative working capital. Fluctuations in accounts receivable, inventories, prepaid expenses and other, accounts payable and accrued liabilities occur primarily as a result of new restaurant openings and the timing of settlement of the Company's liabilities. Further decreases in prepaid expenses and other occurred in the first quarter of 2000 due to the collection of notes receivable related to the Applebee's divestiture.

     Principal sources of funds in the first quarter of 2000 consisted of cash generated from operations of $6.5 million and proceeds from notes receivable of $3.2 million. The primary uses of funds consisted of capital expenditures of $16.8 million and repayment of revolving credit agreements of $2.9 million.

     Capital expenditures during the first quarter of 2000 provided for the opening of two Hops and one McCormick & Schmick's restaurant in addition to ongoing refurbishments of existing restaurants. Capital requirements for the construction of new restaurants are expected to approximate $28 million for the remainder of 2000 and $45 million in 2001. Management believes that cash flow from operations and liquidation of other assets will provide funding sufficient to satisfy expansion plans through fiscal 2001.

     On April 3, 2000, the Company finalized an amendment to its $125.0 million revolving credit facility which, among other things, reduces the credit availability under the facility by $10.0 million on each October 1, 2000 and December 31, 2000. Additional quarterly commitment reductions of $7.5 million begin on April 4, 2001 and continue until the quarter ended March 31, 2002. The remaining commitment of $67.5 million matures on June 22, 2002. At April 2, 2000, the Company has classified as current debt that portion of the revolving credit facility, $4.5 million, which is required to be repaid during the next 12 months. Management believes that cash flow from operations will be sufficient to meet its obligations under the revolving credit facility.


Strategic Alternatives

     In August 1999, the Company announced an initiative to evaluate strategic alternatives which could enhance and maximize shareholder value, including a proposal by a management group led by Tom E. DuPree, Jr. to acquire the Company.

On April 24, 2000, the Company announced the completion of the evaluation of strategic alternatives and concluded that the most appropriate strategy at the present time is to continue as a publicly traded company. In connection with this announcement, the Company has been informed by the plaintiff's attorneys that seven lawsuits filed against the Company alleging the offer made by the management group to acquire the Company was inadequate, will be dismissed.

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

Forward-Looking Information

     Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, restaurant development plans, capital requirements and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. Furthermore, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the casual dining restaurant industry, which remains intense; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new restaurant development; government monetary and fiscal policies; laws and regulations and governmental initiatives such as minimum wage rates and taxes. Other factors that may cause actual results to differ from the forward-looking statements contained in this release and that may affect the Company's prospects in general are described in Exhibit 99.1 to this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates primarily to variable rate U.S. LIBOR obligations on revolving credit and interest rate swap agreements. Interest rate swap agreements are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. Three interest rate swap agreements are currently in place under which the Company pays an average of certain foreign or U.S. LIBOR-based variable rates. These agreements also contain interest rate caps which further limit interest rate exposures. If interest rates related to the Company's U.S. LIBOR obligations increased by 100 basis points over the rates in effect at April 2, 2000, interest expense for the remainder of fiscal 2000, after considering the effects of interest rate swap agreements, would increase by approximately $1.6 million. If an additional 100 basis point interest rate increase occurred in the Company's foreign LIBOR-based obligations, interest expense in 2000 would increase by an additional $0.5 million. These amounts were determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. In the event of a change of such magnitude, management would likely take actions to further mitigate interest rate exposures.

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

         99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)      Reports on Form 8-K.       None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Avado Brands, Inc.
                                                           (Registrant)



Date:   May 17, 2000                        By:        /s/ Erich J. Booth
                                                       ------------------
                                                       Erich J. Booth
                                                       Chief Financial Officer
                                                       and Corporate Treasurer