Form 10-Q
period 2000-07-02
AVADO BRANDS INC
filed 2000-08-16
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended July 2, 2000

                                       or
           [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the  transition  period from  _________ to _________

                         Commission File Number: 0-19542


                               AVADO BRANDS, INC.
             (Exact name of registrant as specified in its charter)



                 Georgia                                59-2778983
----------------------------------------    --------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

   Hancock at Washington, Madison, GA                     30650
----------------------------------------    --------------------------------
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

                                                            X Yes        No
                                                           ---        ---

        As of August 16, 2000, there were 25,332,180 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JULY 2, 2000


                                      INDEX


Part I - Financial Information                                              Page

        Item 1 -  Consolidated Financial Statements:

                  Consolidated Statements of Earnings..........................3

                  Consolidated Balance Sheets..................................4

                  Consolidated Statements of Shareholders' Equity
                     and Comprehensive Income..................................5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements...................7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............12

        Item 3 -  Quantitative and Qualitative Disclosures About Market Risk..16


Part II - Other Information

        Item 4 -  Submission of Matters to a Vote of Security Holders.........17

        Item 6 -  Exhibits and Reports on Form 8-K............................17

Signature.....................................................................18

Avado Brands, Inc.
Consolidated Statements of Earnings

(Unaudited)

(In thousands, except per share data)                                   Quarter Ended                        Six Months Ended
----------------------------------------------------------------------------------------------   -----------------------------------
                                                                    July 2,            July 4,             July 2,         July 4,
                                                                     2000               1999                2000            1999
----------------------------------------------------------------------------------------------   -----------------------------------
Restaurant sales:
    Canyon Cafe                                          $           9,731             11,179              20,023           23,078
    Don Pablo's                                                     77,098             84,083             152,683          158,455
    Hops                                                            46,772             35,173              92,954           67,705
    McCormick & Schmick's                                           40,878             30,577              75,839           58,382
    Applebee's                                                           -              3,709                   -           21,176
----------------------------------------------------------------------------------------------   -----------------------------------
          Total restaurant sales                                   174,479            164,721             341,499          328,796
----------------------------------------------------------------------------------------------   -----------------------------------
Restaurant operating expenses:
    Food and beverage                                               49,734             47,336              97,603           92,980
    Payroll and benefits                                            54,690             50,346             107,205          101,533
    Depreciation and amortization                                    6,296              4,791              12,290            9,683
    Other operating expenses                                        40,398             38,220              79,522           74,922
----------------------------------------------------------------------------------------------   -----------------------------------
          Total restaurant operating expenses                      151,118            140,693             296,620          279,118
----------------------------------------------------------------------------------------------   -----------------------------------
General and administrative expenses                                  7,835              9,014              18,338           18,854
Special charges                                                      4,049                  -               4,049                -
----------------------------------------------------------------------------------------------   -----------------------------------
Operating income                                                    11,477             15,014              22,492           30,824
----------------------------------------------------------------------------------------------   ----------------------------------
Other income (expense):
    Interest expense, net                                          (9,707)            (4,293)            (18,524)          (9,234)
    Distributions on preferred securities                          (2,013)            (2,013)             (4,025)          (4,025)
    Gain (loss) on disposal of assets                              (1,701)                920             (1,701)            2,270
    Income (loss) from investments carried at equity                  (23)               (97)                  23            (230)
    Other, primarily goodwill amortization                         (1,023)              (888)             (2,042)          (1,860)
----------------------------------------------------------------------------------------------   ----------------------------------
          Total other income (expense)                            (14,467)            (6,371)            (26,269)         (13,079)
----------------------------------------------------------------------------------------------   ----------------------------------
Earnings (loss) before income taxes                                (2,990)              8,643             (3,777)           17,745
Income taxes                                                       (1,325)              2,675             (1,575)            5,825
----------------------------------------------------------------------------------------------   ----------------------------------
Net earnings (loss)                                      $         (1,665)              5,968             (2,202)           11,920
==============================================================================================   ==================================
Basic earnings (loss) per common share                   $          (0.07)               0.21              (0.09)             0.40
==============================================================================================   ==================================
Diluted earnings (loss) per common share                 $          (0.07)               0.20              (0.09)             0.39
==============================================================================================   ==================================

See accompanying notes to consolidated financial statements.



Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     July 2,             Jan. 2,
                                                                                                      2000                2000
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                             $             390              11,267
      Accounts receivable                                                                              10,022               7,257
      Inventories                                                                                       9,821               9,097
      Prepaid expenses and other                                                                        4,115              17,399
      Assets held for sale                                                                             10,638               1,205
------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                        34,986              46,225

Premises and equipment, net                                                                           437,311             424,968
Goodwill, net                                                                                         133,793             135,176
Investments in and advances to unconsolidated affiliates                                               17,238              17,411
Other assets                                                                                           40,975              32,816
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            $         664,303             656,596
====================================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                                      $          25,452              21,620
      Accrued liabilities                                                                              31,754              34,727
      Current installments of long-term debt                                                           30,767                  11
      Income taxes                                                                                     29,623              28,159
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                  117,596              84,517

Long-term debt                                                                                        305,625             328,076
Deferred income taxes                                                                                   8,943               8,943
Other long-term liabilities                                                                             7,405               7,436
------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                          439,569             428,972
------------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred securities of Avado Financing
       I,  a  subsidiary  holding  solely  Avado  Brands,  Inc.  7%  convertible
       subordinated debentures due March 1, 2027                                                      115,000             115,000

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                                       -                   -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,478,760 issued in 2000 and 1999                                                              405                 405
      Additional paid-in capital                                                                      144,765             144,872
      Retained earnings                                                                               164,103             166,305
      Accumulated other comprehensive income                                                           (1,005)               (278)
      Treasury stock at cost; 15,146,580 shares in 2000 and 15,157,713 in 1999                       (198,534)           (198,680)
------------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                                 109,734             112,624
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            $         664,303             656,596
====================================================================================================================================

See accompanying notes to consolidated financial statements.


Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)

                                                                                  Accumulated
                                                                      Additional    Other                                 Total
                                                      Common Stock     Paid-in     Retained  Comprehensive  Treasury   Shareholders'
(In thousands, except per share data)               Shares    Amount   Capital     Earnings      Income      Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 2, 2000                        40,479      $405      $144,872    $166,305      ($278)     ($198,680)    $112,624
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings (loss)                               -         -             -        (537)         -              -         (537)
     Foreign currency translation adjustment           -         -             -           -       (163)             -         (163)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                      -         -             -        (537)      (163)             -         (700)
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued to benefit plans                   -         -           (47)          -          -             69           22
------------------------------------------------------------------------------------------------------------------------------------

Balance at April 2, 2000                          40,479       405       144,825     165,768       (441)      (198,611)     111,946
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings (loss)                               -         -             -      (1,665)         -              -       (1,665)
     Foreign currency translation adjustment           -         -             -           -       (564)             -         (564)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                      -         -             -      (1,665)      (564)             -       (2,229)
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued to benefit plans                   -         -           (60)          -          -             77           17
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 2, 2000                           40,479      $405      $144,765    $164,103    ($1,005)     ($198,534)    $109,734
====================================================================================================================================

See accompanying notes to consolidated financial statements.



Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)                                                                                                Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         July 2,             July 4,
                                                                                                           2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings (loss)                                                                           $    (2,202)             11,920
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                                             16,181              12,555
               Loss (gain) on disposal of assets                                                          1,701              (2,270)
               Loss (income) from investments carried at equity                                             (23)                230
               (Increase) decrease in assets:
                    Accounts receivable                                                                  (2,515)              1,366
                    Inventories                                                                            (724)             (1,395)
                    Prepaid expenses and other                                                              339              (8,922)
                Increase (decrease) in liabilities:
                     Accounts payable                                                                       769               4,519
                     Accrued liabilities                                                                 (3,273)            (12,348)
                     Income taxes                                                                         1,464               1,428
                     Other long-term liabilities                                                            (31)               (294)
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) operating activities                       11,686               6,789
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                              (31,547)            (45,928)
      Proceeds from notes receivable and disposal of assets, net                                          3,238              85,445
      Investments in and advances to unconsolidated affiliates                                             (531)             (2,144)
      Additions to noncurrent assets                                                                     (1,956)               (778)
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) investing activities                      (30,796)             36,595
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from (repayment of) revolving credit agreements                                        8,244             (69,487)
      Proceeds from issuance of long-term debt                                                               -               95,467
      Principal payments on long-term debt                                                                  (11)                (21)
      Dividends declared and paid                                                                            -                 (815)
      Purchase of treasury stock                                                                             -              (85,337)
      Net collateral payments on equity forward contracts                                                    -               10,714
------------------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) financing activities                        8,233             (49,479)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                    (10,877)             (6,095)
Cash and cash equivalents at the beginning of the period                                                 11,267               7,216
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                                  $       390               1,121
====================================================================================================================================

See accompanying notes to consolidated financial statements.


                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 2, 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended July 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - LONG-TERM DEBT
On April 3, 2000, the Company finalized an amendment to its $125.0 million revolving credit facility which, among other things, reduces the credit availability under the facility by $10.0 million on each October 1, 2000 and December 31, 2000. Additional quarterly commitment reductions of $7.5 million begin on April 4, 2001 and continue until the quarter ended March 31, 2002. The remaining commitment of $67.5 million matures on June 22, 2002. At July 2, 2000, the Company has classified $30.8 million as current debt, representing the portion of the revolving credit facility which is required to be repaid during the next 12 months.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
For the quarters ended July 2, 2000 and July 4, 1999, the following supplements the consolidated statements of cash flows (amounts in thousands):


                                                       2000           1999
                                                 --------------   -----------
Interest paid (net of amounts capitalized)       $      17,702        9,313
Distributions paid on preferred securities       $       4,025        4,025
Income taxes paid (refunded)                     $      (3,039)       4,397


NOTE 4 - SPECIAL CHARGES
In connection with the consolidation of office facilities in April and May 2000 and the conclusion of the strategic alternatives evaluation which was announced on April 24, 2000, the Company recorded a special, one-time charge of $4.0 million. This charge reflects expenses of $2.5 million related to employee severance agreements and other costs associated with the consolidation of the Don Pablo's and Canyon Cafe corporate offices into the Company's corporate headquarters in Madison, Georgia and $1.5 million associated with the completion of the strategic alternatives evaluation.

NOTE 5 - LOSS ON DISPOSAL OF ASSETS
Gain (loss) on disposal of assets for the quarter and six months ended July 2, 2000 reflects the write down of assets associated with the Don Pablo's office facility located in Bedford, Texas which is held for sale. The Company recorded this charge based upon a contract for sale of the facility which is expected to close in the third quarter of 2000, generating net proceeds of approximately $5.2 million.

NOTE 6 - INCOME TAXES
Income tax benefit represents the effective rate of benefit on loss before income taxes for the first six months of 2000. The tax rate is based on the Company's expected rate for the full fiscal 2000 year.

NOTE 7 - CONTINGENCIES
In November and December 1999, seven lawsuits were filed against the Company alleging that a proposal made by a management group led by Tom E. DuPree, Jr. to acquire the Company was unfair and that the price being proposed as payment for Company common shares was inadequate. On April 24, 2000, the Company announced that the most appropriate strategy at the present time was to continue as a publicly traded company. In connection with this announcement, these suits have been withdrawn.

In 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. In 1998, one of these suits was dismissed. In June 2000, the U.S. District Court for the Middle District of Georgia dismissed with prejudice the remaining suit. The plaintiffs have appealed the court's final decision. Although the ultimate outcome of the suit cannot be determined at this time, the Company believes that the allegations therein are without merit and intends to continue vigorously defending itself.

NOTE 8 - GUARANTOR SUBSIDIARIES
The Company's senior notes and revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. The Company's indebtedness is not guaranteed by its non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At July 2, 2000 and January 2, 2000, these partnerships in the non-guarantor subsidiaries operated 56 and 51, respectively, of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of July 2, 2000 and January 2, 2000, and condensed consolidated statements of earnings and cash flows for the six months ended July 2, 2000 and July 4, 1999 are provided for such guarantor and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

                  Condensed Consolidated Statement of Earnings
                          Six Months Ended July 2, 2000
                                 (In thousands)


                                             Guarantor        Non-Guarantor
                                           Subsidiaries       Subsidiaries          Eliminations       Consolidated
-------------------------------------------------------------------------------------------------------------------
Restaurant sales                        $           270,021            71,478                  -            341,499
Restaurant operating expenses                       233,340            63,280                  -            296,620
General and administrative expenses                  14,432             3,906                  -             18,338
Special charges                                       4,049                 -                  -              4,049
-------------------------------------------------------------------------------------------------------------------
Operating income                                     18,200             4,292                  -             22,492
-------------------------------------------------------------------------------------------------------------------
Other income (expense)                              (21,678)           (4,591)                 -            (26,269)
Earnings (loss) before income taxes                  (3,478)             (299)                 -             (3,777)
Income taxes                                         (1,490)              (85)                 -             (1,575)
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                     $            (1,988)             (214)                 -             (2,202)
===================================================================================================================


NOTE 8 - GUARANTOR SUBSIDIARIES (Continued)
                  Condensed Consolidated Statement of Earnings
                          Six Months Ended July 4, 1999
                                 (In thousands)


                                                Guarantor       Non-Guarantor
                                               Subsidiaries      Subsidiaries       Eliminations       Consolidated
-------------------------------------------------------------------------------------------------------------------
Restaurant sales                        $           277,940            50,856                  -            328,796
Restaurant operating expenses                       234,536            44,582                  -            279,118
General and administrative expenses                  16,328             2,526                  -             18,854
-------------------------------------------------------------------------------------------------------------------
Operating income                                     27,076             3,748                  -             30,824
-------------------------------------------------------------------------------------------------------------------
Other income (expense)                              (11,470)           (1,609)                 -            (13,079)
Earnings before income taxes                         15,606             2,139                  -             17,745
Income taxes                                          5,150               675                  -              5,825
-------------------------------------------------------------------------------------------------------------------
Net earnings                            $            10,456             1,464                  -             11,920
===================================================================================================================


                      Condensed Consolidated Balance Sheet
                                  July 2, 2000
                                 (In thousands)


                                                Guarantor        Non-Guarantor
                                               Subsidiaries      Subsidiaries      Eliminations        Consolidated
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                          $            32,843             2,143                  -             34,986
Premises and equipment, net                         376,665            60,646                  -            437,311
Goodwill, net                                       111,596            22,197                  -            133,793
Investments carried at equity                        17,238                 -                  -             17,238
Other assets                                         40,381               594                  -             40,975
Intercompany investments                             45,595                 -            (45,595)                 -
Intercompany advances                                36,028                 -            (36,028)                 -
-------------------------------------------------------------------------------------------------------------------
                                        $           660,346            85,580            (81,623)           664,303
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                     $           114,045             3,551                  -            117,596
Long-term liabilities                               321,567               406                  -            321,973
Intercompany payables                                     -            36,028            (36,028)                 -
Convertible preferred securities                    115,000                 -                  -            115,000
Shareholders' equity                                109,734            45,595            (45,595)           109,734
-------------------------------------------------------------------------------------------------------------------
                                        $           660,346            85,580            (81,623)           664,303
===================================================================================================================


NOTE 8 - GUARANTOR SUBSIDIARIES (Continued)
                      Condensed Consolidated Balance Sheet
                                 January 2, 2000
                                 (In thousands)


                                                Guarantor       Non-Guarantor
                                               Subsidiaries      Subsidiaries      Eliminations        Consolidated
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                          $            44,245             1,980                  -             46,225
Premises and equipment, net                         363,280            61,688                  -            424,968
Goodwill, net                                       113,161            22,015                  -            135,176
Investments carried at equity                        17,411                 -                  -             17,411
Other assets                                         32,534               282                  -             32,816
Intercompany investments                             47,784                 -            (47,784)                 -
Intercompany advances                                34,408                 -            (34,408)                 -
-------------------------------------------------------------------------------------------------------------------
                                        $           652,823            85,965            (82,192)           656,596
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                     $            81,024             3,493                  -             84,517
Long-term liabilities                               344,175               280                  -            344,455
Intercompany payables                                     -            34,408            (34,408)                 -
Convertible preferred securities                    115,000                 -                  -            115,000
Shareholders' equity                                112,624            47,784            (47,784)           112,624
-------------------------------------------------------------------------------------------------------------------
                                        $           652,823            85,965            (82,192)           656,596
===================================================================================================================


                 Condensed Consolidated Statement of Cash Flows
                          Six Months Ended July 2, 2000
                                 (In thousands)


                                                           Guarantor      Non-Guarantor     Elimin-
                                                          Subsidiaries     Subsidiaries     ations     Consolidated
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities             $         11,377              309          -           11,686
Cash flows from investing activities:
     Capital expenditures                                      (30,333)          (1,214)         -          (31,547)
     Proceeds from disposal of assets, net                       3,238                -          -            3,238
     Other investing activities                                 (1,779)            (708)         -           (2,487)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            (28,874)          (1,922)         -          (30,796)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                        8,244                -          -            8,244
     Principle payments on long-term debt                          (11)               -          -              (11)
     Proceeds from (payment of) interco. advances               (1,620)           1,620          -                -
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              6,613            1,620          -            8,233
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (10,884)               7          -          (10,877)
Cash and cash equivalents at beginning of the period            11,190               77          -           11,267
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period        $            306               84          -              390
===================================================================================================================


NOTE 8 - GUARANTOR SUBSIDIARIES (Continued)
                 Condensed Consolidated Statement of Cash Flows
                          Six Months Ended July 4, 1999
                                 (In thousands)


                                                         Guarantor        Non-Guarantor     Elimin-
                                                        Subsidiaries       Subsidiaries     ations     Consolidated
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities            $         1,225              5,537          -            6,762
Cash flows from investing activities:
     Capital expenditures                                    (38,120)            (7,808)         -          (45,928)
     Proceeds from disposal of assets, net                    85,445                  -          -           85,445
     Other investing activities                               (2,399)              (496)         -           (2,895)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities           44,926             (8,304)         -           36,622
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                    (69,487)                 -          -          (69,487)
     Proceeds from issuance of long-term debt                 95,467                  -          -           95,467
     Purchase of treasury stock                              (85,337)                 -          -          (85,337)
     Proceeds from (payment of) interco. advances             (2,779)             2,779          -                -
     Other financing activities                                9,878                  -          -            9,878
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities          (52,258)             2,779          -          (49,479)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (6,107)                12          -           (6,095)
Cash and cash equivalents at beginning of the period           7,162                 54          -            7,216
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period       $         1,055                 66          -            1,121
===================================================================================================================

Item 2.


                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            For the Second Quarter and Six Months Ended July 2, 2000


Restaurant Sales
Consolidated restaurant sales for the second quarter and six months ended July 2, 2000 were $174.5 million and $341.5 million, respectively, compared to $164.7 million and $328.8 million for the same respective periods of 1999. The increases reflect 8% and 11% increases from prior year for the quarter and six-month period, respectively, in sales from "core" brands which include Don Pablo's Mexican Kitchen restaurants, Hops Restaurant Bar & Brewery restaurants, McCormick & Schmick's seafood dinner houses and Canyon Cafe restaurants. Increased core brand sales were somewhat offset by sales from the divested Applebee's brand which comprised 6% of total sales in the first half of 1999 compared to no sales in 2000. Increased core brand sales were attributable to increased operating capacity from 11 new restaurants opened in 2000 and 37 restaurants opened in 1999, somewhat offset by the closing of six core restaurants in 1999. Additional sales generated from increased operating capacity were partially offset by a 2.2% decrease in same- store sales for the second quarter as compared to the second quarter of 1999 (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). Same-store-sales increases of 8.2% at Hops and 3.8% at McCormick & Schmick's were offset by decreases of 7.8% and 6.3% at Don Pablo's and Canyon Cafe, respectively. On a year-to-date basis, same-store sales were approximately equal to 1999.

During the first six months of 2000, the Company opened 11 restaurants including six Hops, four McCormick & Schmick's and one Don Pablo's. The following table presents core brand restaurants open at the end of the second quarters of 2000 and 1999:



                                                         July 2,         July 4,
                                                          2000             1999
-------------------------------------------------------------------------------

Canyon Cafe                                                 16             17
Don Pablo's                                                138            137
Hops                                                        70             55
McCormick & Schmick's                                       30             22
-------------------------------------------------------------------------------
     Total                                                 254            231
===============================================================================

Restaurant Operating Expenses
The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the quarter and six-month periods ended July 2, 2000 and July 4, 1999:

                                                     Quarter         Quarter      Six Months      Six Months
                                                      Ended           Ended          Ended          Ended
                                                     July 2,         July 4,        July 2,        July 4,
                                                       2000           1999           2000            1999
----------------------------------------------------------------------------------------------------------
Restaurant sales:
     Canyon Cafe                                        5.6%           6.8%           5.9%            7.0%
     Don Pablo's                                       44.2%          51.0%          44.7%           48.2%
     Hops                                              26.8%          21.4%          27.2%           20.6%
     McCormick & Schmick's                             23.4%          18.6%          22.2%           17.8%
     Applebee's                                            -           2.3%              -            6.4%
----------------------------------------------------------------------------------------------------------
          Total restaurant sales                      100.0%         100.0%         100.0%          100.0%
----------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
     Food and beverage                                 28.5%          28.7%          28.6%           28.3%
     Payroll and benefits                              31.3%          30.6%          31.4%           30.9%
     Depreciation and amortization                      3.6%           2.9%           3.6%            2.9%
     Other operating expenses                          23.2%          23.2%          23.3%           22.8%
----------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses          86.6%          85.4%          86.9%           84.9%
----------------------------------------------------------------------------------------------------------
Income from restaurant operations                      13.4%          14.6%          13.1%           15.1%

General and administrative expenses                     4.5%           5.5%           5.4%            5.7%
----------------------------------------------------------------------------------------------------------
Operating income before special charges                 8.9%           9.1%           7.8%            9.4%
==========================================================================================================

Restaurant operating expenses for the second quarter of 2000 were 86.6% of sales compared to 85.4% in the corresponding period of 1999. The increase was primarily attributable to (i) increased staffing, predominately at the management level, at Don Pablo's and Hops and (ii) increased depreciation associated with the installation of new point- of-sale systems at Don Pablo's and McCormick & Schmick's which was completed in the fourth quarter of 1999. For the six months ended July 2, 2000, increased food and beverage costs were due primarily to a focus on higher cost protein items at Don Pablo's, increased beef prices impacting primarily Don Pablo's and Hops and a bar mix shift away from beer to higher priced alcohol at Hops. In the second quarter, food and beverage costs compared favorably to the prior year due to increased costs in 1999 associated with the Don Pablo's summer promotional menu. Other operating expenses for the first half of 2000 increased over the prior year due to increased advertising expense at Hops, Don Pablo's and Canyon Cafe. The increased advertising costs were substantially offset by a decrease in preopening expenses due to fewer new restaurant openings in 2000 as compared to 1999.

General and Administrative Expenses
General and administrative expenses for the quarter ended July 2, 2000 decreased to 4.5% from 5.5% in the corresponding period of 1999. The decrease was due primarily to savings generated by the consolidation of the corporate offices for Don Pablo's and Canyon Cafe, both in Texas, into the Company's corporate headquarters in Madison, Georgia. The Company estimates that this consolidation and elimination of other overhead costs will generate general and administrative expense savings of approximately $6-7 million annually.

Special Charges
In connection with the consolidation of office facilities in April and May 2000 and the conclusion of the strategic alternatives evaluation which was announced on April 24, 2000, the Company recorded a special, one-time charge of $4.0 million. This charge reflects expenses of $2.5 million related to employee severance agreements and other costs related to the Don Pablo's and Canyon Cafe office consolidations and $1.5 million associated with the completion of the strategic alternatives evaluation.

Interest and Other Expenses
Interest expense for the second quarter and six-month period ended July 2, 2000 was $9.7 million and $18.5 million, respectively, compared to $4.3 million and $9.2 million for the corresponding periods of the prior year. The increase from prior year was predominately attributable to (i) interest expense associated with the Company's $100 million 11.75% senior subordinated notes issued in the second quarter of 1999, (ii) an increase in interest rates associated with the revolving credit agreement, including a fixed to floating interest rate swap,
(iii) increased amortization of deferred loan costs associated with the revolving credit agreement amendment finalized at the beginning of the second quarter of 2000 and (iv) a decrease in interest income as a result of the collection of notes receivable from the Applebee's divestiture.

Gain (loss) on disposal of assets for the quarter and six months ended July 2, 2000 reflects the write down of assets associated with the Don Pablo's office facility located in Bedford, Texas which is held for sale. The Company recorded this charge based upon a contract for sale of the facility which is expected to close in the third quarter of 2000, generating net proceeds of approximately $5.2 million.

Income (loss) from investments carried at equity primarily reflects income from a 20% equity interest in Belgo Group PLC which was partially offset by 50% of the losses associated with two restaurants opened in 1999 under the Company's joint venture agreements with PizzaExpress PLC and Belgo Group PLC in addition to start up expenses associated with a third joint venture restaurant opened in the second quarter of 2000.

Income tax benefit represents the effective rate of benefit on loss before income taxes for the first six months of 2000. The tax rate is based on the Company's expected rate for the full fiscal 2000 year.

Net loss for the six-month period ended July 2, 2000 was $2.2 million compared to net earnings of $11.9 million for the comparable prior-year period. The decrease in net earnings was primarily attributable to (i) a $9.3 million increase in interest expense as compared to the prior year, (ii) special charges of $4.0 million recorded in the second quarter of 2000 and (iii) a $1.7 million loss on disposal of assets compared to a $2.3 million gain recorded in the prior year.

Liquidity and Capital Resources
The Company's historical and projected growth and its historical preference to own the real estate on which its restaurants are situated typically have caused it to be a net user of cash, even after a significant amount of expansion financing was internally generated from operations. Based on current and expected market conditions, the Company has committed to strategies to reduce its leverage over time. New restaurant development has been dramatically reduced in 2000 and 2001; the leasing of new sites to reduce initial capital will take preference over ownership; an aggressive program to realize cash from various non-operating assets has been implemented; and other initiatives to reduce leverage are being evaluated, including the approval by the Board of Directors for a sale-leaseback transaction anticipated to be in the $50 million to $75 million range.

Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company operates with negative working capital. Fluctuations in accounts receivable, inventories, prepaid expenses and other, accounts payable and accrued liabilities occur primarily as a result of new restaurant openings and the timing of settlement of the Company's liabilities. Decreases in prepaid expenses and other occurred in the second quarter of 2000 due primarily to the reclassification of $11.0 million in notes receivable from executive officers to other assets. The maturity of the notes was extended by the Board of Directors to June 30, 2002 and the interest rate was increased to 11.5%.

Principal sources of funds in the first six months of 2000 consisted of cash generated from operations of $11.7 million, proceeds from revolving credit facilities of $8.2 million and proceeds from notes receivable of $3.2 million. The primary uses of funds consisted of capital expenditures of $31.5 million.

Capital expenditures during the first six months of 2000 provided for the opening of six Hops, four McCormick & Schmick's and one Don Pablo's restaurant in addition to maintenance capital for existing restaurants. Capital requirements for the construction of new restaurants are expected to approximate $13 million for the remainder of 2000 and $30 million to $40 million in 2001. Management believes that cash flow from operations and liquidation of other assets will provide funding sufficient to satisfy expansion plans through fiscal 2001.

On April 3, 2000, the Company finalized an amendment to its $125.0 million revolving credit facility which, among other things, reduces the credit availability under the facility by $10.0 million on each October 1, 2000 and December 31, 2000. Additional quarterly commitment reductions of $7.5 million begin on April 4, 2001 and continue until the quarter ended March 31, 2002. The remaining commitment of $67.5 million matures on June 22, 2002. At July 2, 2000, $120.7 million was outstanding on the facility and the Company has classified $30.8 million as current debt, representing the portion of the revolving credit facility which is required to be repaid during the next 12 months. In accordance with the April 3, 2000 amendment, the Company's total credit availability will be reduced to $115.0 million on October 1, 2000. Management believes that cash flow from operations and liquidation of other assets, including net proceeds in excess of $5.0 million from the sale of the Don Pablo's office facility which is under contract and expected to close by the end of August, will be sufficient to meet its obligations under the revolving credit facility.

Strategic Alternatives
In August 1999, the Company announced an initiative to evaluate strategic alternatives which could enhance and maximize shareholder value, including a proposal by a management group led by Tom E. DuPree, Jr. to acquire the Company. On April 24, 2000, the Company announced the completion of the evaluation of strategic alternatives and concluded that the most appropriate strategy at the present time was to continue as a publicly traded company. In connection with these announcements, seven lawsuits filed against the Company, alleging the offer made by the management group to acquire the Company was inadequate, have been withdrawn.

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

Forward-Looking Information
Certain  information  contained  in this  Form  10-Q,  particularly  information regarding future economic performance and finances, restaurant development plans, capital requirements and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. Furthermore, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the casual dining restaurant industry, which remains intense; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new restaurant development; government monetary and fiscal policies; laws and regulations and governmental initiatives such as minimum wage rates and taxes. Other factors that may cause actual results to differ from the forward-looking statements contained in this release and that may affect the Company's prospects in general are described in Exhibit 99.1 to Form 10-Q for the quarter ended April 2, 2000 and the Company's other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates primarily to variable rate U.S. LIBOR obligations on revolving credit and interest rate swap agreements. Interest rate swap agreements are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. Two interest rate swap agreements are currently in place under which the Company pays an average of certain foreign or U.S. LIBOR-based variable rates. These agreements also contain interest rate caps which further limit interest rate exposures. If interest rates related to the Company's U.S. LIBOR obligations increased by 100 basis points over the rates in effect at July 2, 2000, interest expense for the remainder of fiscal 2000, after considering the effects of interest rate swap agreements, would increase by approximately $1.1 million. The Company's exposure related to foreign LIBOR-based obligations is currently limited by interest rate caps contained in the swap agreements and additional interest rate increases would have no impact on interest expense for the remainder of 2000. The amount related to the Company's U.S. LIBOR obligations was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. In the event of a change of such magnitude, management would likely take actions to further mitigate interest rate exposures.

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

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on June 30, 2000, at which the following proposals were voted upon by shareholders: (1) the election of six members of the Board of Directors, (2) a proposal to approve an amendment to the Company's Articles of Incorporation to effect a one-for-four reverse split of the Company's common stock and (3) ratification of the selection of KPMG LLP as the Company's independent auditors.

Each of the six members of the Company's Board of Directors was elected to serve a term of one year and until his successor is elected, and has qualified by the following votes:

                                         Affirmative                 Negative
Tom E. DuPree, Jr.                        21,607,626                1,698,132
Erich J. Booth                            21,871,869                1,433,889
William P. McCormick                      21,919,465                1,386,293
Robert Sroka                              21,885,367                1,420,391
William V. Lapham                         21,882,342                1,423,416
Emilio Alvarez-Recio                      21,883,191                1,422,567


The remaining proposals voted on at the June 30, 2000 annual meeting of shareholders were approved as follows:


                                      Affirmative      Negative      Abstaining
Approval of reverse stock split        22,276,316      995,415         34,027
Appointment of KPMG LLP                23,033,780      237,634         34,344


Subsequent to the annual meeting of shareholders, the Board of Directors voted to abandon the one-for-four reverse stock split.


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      11.1  Computation of earnings per common share

      27.1  Financial Data Schedule (EDGAR version only)

      99.1  Safe Harbor Under the Private Securities Litigation Reform Act of
            1995*


            * Incorporated by reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.


(b)   Reports on Form 8-K.


      None

Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           Avado Brands, Inc.
                                           (Registrant)



Date:   August 16, 2000           By:      /s/ Erich J. Booth
                                           ---------------------------
                                           Erich J. Booth
                                           Chief Financial Officer and
                                           Corporate Treasurer