Form 10-Q
period 2000-10-01
AVADO BRANDS INC
filed 2000-11-15
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 1, 2000

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission File Number: 0-19542


                               AVADO BRANDS, INC.
             (Exact name of registrant as specified in its charter)


             Georgia                                         59-2778983
------------------------------------                 ---------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  Hancock at Washington, Madison, GA                            30650
------------------------------------                 ---------------------------
    (Address of principal executive offices)                 (Zip Code)


                                  706-342-4552
                          ---------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           X Yes        No

     As of November 14, 2000, there were 26,946,937 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED OCTOBER 1, 2000

                                      INDEX


Part I - Financial Information                                              Page

        Item 1 -  Consolidated Financial Statements:

                  Consolidated Statements of Earnings..........................3

                  Consolidated Balance Sheets..................................4

                  Consolidated Statements of Shareholders' Equity
                        and Comprehensive Income...............................5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements...................7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............12

        Item 3 -   Quantitative and Qualitative Disclosures About
                        Market Risk...........................................16

Part II - Other Information

        Item 6 -  Exhibits and Reports on Form 8-K............................17

Signature.....................................................................18

Avado Brands, Inc.
Consolidated Statements of Earnings
(Unaudited)

(In thousands, except per share data)
                                                                       Quarter Ended                 Nine Months Ended
------------------------------------------------------------------------------------------   ------------------------------
                                                                   Oct. 1,          Oct. 3,         Oct. 1,         Oct. 3,
                                                                    2000            1999             2000            1999
------------------------------------------------------------------------------------------   ------------------------------
Restaurant sales:
    Canyon Cafe                                               $     9,468          10,050           29,491          33,128
    Don Pablo's                                                    75,700          78,461          228,383         236,916
    Hops                                                           47,040          36,348          139,994         104,053
    McCormick & Schmick's                                          41,871          32,392          117,710          90,774
    Applebee's                                                          -               -                -          21,176
------------------------------------------------------------------------------------------   ------------------------------
          Total restaurant sales                                  174,079         157,251          515,578         486,047
------------------------------------------------------------------------------------------   ------------------------------

Restaurant operating expenses:
    Food and beverage                                              51,436          44,303          149,039         137,283
    Payroll and benefits                                           55,830          47,407          163,035         148,940
    Depreciation and amortization                                   6,317           5,186           18,607          14,869
    Other operating expenses                                       45,976          38,347          125,498         113,269
------------------------------------------------------------------------------------------   ------------------------------
          Total restaurant operating expenses                     159,559         135,243          456,179         414,361
------------------------------------------------------------------------------------------   ------------------------------
General and administrative expenses                                 8,956           9,096           27,294          27,950
Special charges                                                       800               -            4,849               -
------------------------------------------------------------------------------------------   ------------------------------
Operating income                                                    4,764          12,912           27,256          43,736
------------------------------------------------------------------------------------------   ------------------------------
Other income (expense):
    Interest expense, net                                         (10,455)         (6,907)         (28,979)        (16,141)
    Distributions on preferred securities                          (2,013)         (2,013)          (6,038)         (6,038)
    Gain (loss) on disposal of assets                              (1,350)              -           (3,051)          2,270
    Income (loss) from investments carried at equity                  (77)           (111)             (54)           (341)
    Other, primarily goodwill amortization                         (1,060)           (875)          (3,102)         (2,735)
------------------------------------------------------------------------------------------   ------------------------------
          Total other income (expense)                            (14,955)         (9,906)         (41,224)        (22,985)
------------------------------------------------------------------------------------------   ------------------------------
Earnings (loss) before income taxes                               (10,191)          3,006          (13,968)         20,751
Income taxes                                                       (1,925)            575           (3,500)          6,400
------------------------------------------------------------------------------------------   ------------------------------
Net earnings (loss)                                           $    (8,266)          2,431          (10,468)         14,351
==========================================================================================   ==============================

Earnings (loss) per common share                              $     (0.33)           0.10            (0.41)           0.51
==========================================================================================   ==============================

Diluted earnings (loss) per common share                      $     (0.33)           0.10            (0.41)           0.51
==========================================================================================   ==============================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)
--------------------------------------------------------------------------------------------------------------------
                                                                                           Oct. 1,          Jan. 2,
                                                                                            2000             2000
--------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                    $           389           11,267
      Accounts receivable                                                                    9,254            7,257
      Inventories                                                                            9,647            9,097
      Prepaid expenses and other                                                             4,361           17,399
      Assets held for sale                                                                  10,725            1,205
--------------------------------------------------------------------------------------------------------------------
           Total current assets                                                             34,376           46,225

Premises and equipment, net                                                                443,565          424,968
Goodwill, net                                                                              132,884          135,176
Investments in and advances to unconsolidated affiliates                                    17,399           17,411
Other assets                                                                                41,135           32,816
--------------------------------------------------------------------------------------------------------------------
                                                                                   $       669,359          656,596
====================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                             $        32,019           21,620
      Accrued liabilities                                                                   38,153           34,727
      Current installments of long-term debt                                                41,024               11
      Income taxes                                                                          27,566           28,159
--------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                       138,762           84,517

Long-term debt                                                                             298,154          328,076
Deferred income taxes                                                                        8,943            8,943
Other long-term liabilities                                                                  7,264            7,436
--------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                               453,123          428,972
--------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                   115,000          115,000

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                            -                -
      Common stock, $0.01 par value. Authorized 75,000,000 shares;
          40,478,760 issued in 2000 and 1999                                                   405              405
      Additional paid-in capital                                                           144,650          144,872
      Retained earnings                                                                    155,837          166,305
      Accumulated other comprehensive income                                                (1,252)            (278)
      Treasury stock at cost; 15,136,666 shares in 2000 and 15,157,713 in 1999            (198,404)        (198,680)
--------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                      101,236          112,624
--------------------------------------------------------------------------------------------------------------------
                                                                                   $       669,359          656,596
====================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                                       Additional                 Other                    Total
                                                      Common Stock       Paid-in    Retained  Comprehensive  Treasury  Shareholders'
                                                  Shares       Amount    Capital    Earnings     Income        Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 2, 2000                        40,479        $405    $144,872    $166,305      ($278)     ($198,680)    $112,624
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings (loss)                               -           -           -        (537)         -              -         (537)
     Foreign currency translation adjustment           -           -           -           -       (163)             -         (163)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                      -           -           -        (537)      (163)             -         (700)
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued to benefit plans                   -           -         (47)          -          -             69           22
------------------------------------------------------------------------------------------------------------------------------------

Balance at April 2, 2000                          40,479         405     144,825     165,768       (441)      (198,611)     111,946
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings (loss)                               -           -           -      (1,665)         -              -       (1,665)
     Foreign currency translation adjustment           -           -           -           -       (564)             -         (564)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                      -           -           -      (1,665)      (564)             -       (2,229)
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued to benefit plans                   -           -         (60)          -          -             77           17
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 2, 2000                           40,479         405     144,765     164,103     (1,005)      (198,534)     109,734
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings (loss)                               -           -           -      (8,266)         -              -       (8,266)
     Foreign currency translation adjustment           -           -           -           -       (247)             -         (247)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                      -           -           -      (8,266)      (247)             -       (8,513)
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued to benefit plans                   -           -        (115)          -          -            130           15
------------------------------------------------------------------------------------------------------------------------------------

Balance at October 1, 2000                        40,479        $405    $144,650    $155,837    ($1,252)     ($198,404)    $101,236
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
                                                                                               Nine Months Ended
------------------------------------------------------------------------------------------------------------------------
                                                                                            Oct. 1,          Oct. 3,
                                                                                             2000             1999
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings (loss)                                                              $       (10,468)          14,351
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                                    24,451           20,631
               Loss (gain) on disposal of assets                                                 3,051           (2,270)
               Loss (income) from investments carried at equity                                     54              341
               (Increase) decrease in assets:
                    Accounts receivable                                                         (1,871)            (160)
                    Inventories                                                                   (550)          (1,101)
                    Prepaid expenses and other                                                      (7)          (5,086)
                Increase (decrease) in liabilities:
                     Accounts payable                                                            6,716          (10,814)
                     Accrued liabilities                                                         2,273           (5,765)
                     Income taxes                                                                 (593)             829
                     Other long-term liabilities                                                  (172)            (781)
------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities                        22,884           10,175
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Capital expenditures                                                                     (44,707)         (64,986)
      Proceeds from notes receivable and disposal of assets, net                                 3,238           86,092
      Investments in and advances to unconsolidated affiliates                                  (1,016)          (2,352)
      Additions to noncurrent assets                                                            (2,260)          (2,712)
------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) investing activities             (44,745)          16,042
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net proceeds from (repayment of) revolving credit agreements                              11,000          (49,585)
      Proceeds from issuance of long-term debt                                                       -           95,467
      Principal payments on long-term debt                                                         (17)             (27)
      Dividends declared and paid                                                                    -           (1,196)
      Purchase of treasury stock                                                                     -          (85,538)
      Net collateral payments on equity forward contracts                                            -           10,714
------------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) financing activities              10,983          (30,165)
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                           (10,878)          (3,948)
Cash and cash equivalents at the beginning of the period                                        11,267            7,216
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                     $           389            3,268
========================================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 October 1, 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended October 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - LONG-TERM DEBT

     On April 3, 2000, the Company finalized an amendment to its $125.0 million revolving credit facility which, among other things, reduces the credit availability under the facility by $10.0 million on each October 1, 2000 and December 31, 2000. Additional quarterly commitment reductions of $7.5 million begin on April 4, 2001 and continue until the quarter ended March 31, 2002. The remaining commitment of $67.5 million matures on June 22, 2002. At October 1, 2000, the Company has classified $41.0 million as current debt, representing the portion of the revolving credit facility which is required to be repaid during the next 12 months.

     In connection with a sale-leaseback transaction which was closed on October 19, 2000, for 20 Hops restaurants and net proceeds of $27.7 million, the Company completed an additional amendment to its revolving credit facility which, among other things, modified certain financial covenants. The Company has also agreed to limit capital expenditures to a total of $50 million in 2000 and $25 million in 2001 and has agreed to forgo making any cash dividend payments on its common stock. As of October 1, 2000, the Company was in compliance with all terms of the credit facility as amended on October 13, 2000.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the nine-month period ended October 1, 2000 and October 3, 1999, the following supplements the consolidated statements of cash flows (amounts in thousands):
                                                             1999       2000
                                                         ------------ ----------
     Interest paid (net of amounts capitalized)          $  20,671      10,602
     Distributions paid on preferred securities          $   6,038       6,038
     Income taxes paid (refunded)                        $  (2,907)      5,571

NOTE 4 - SPECIAL CHARGES

     In connection with the consolidation of office facilities and the conclusion of the strategic alternatives evaluation which were announced in the second quarter of 2000, the Company recorded a special charge of $4.0 million. This charge reflected expenses of $2.5 million related to employee severance agreements and other costs associated with the consolidation of the Don Pablo's and Canyon Cafe corporate offices into the Company's corporate headquarters in Madison, Georgia and $1.5 million associated with the completion of the strategic alternatives evaluation. In the third quarter, the Company recorded an additional $0.8 million charge relating predominately to additional hiring and relocation costs associated with the second quarter office consolidation.

NOTE 5 - LOSS ON DISPOSAL OF ASSETS

     Gain (loss) on disposal of assets for the quarter and nine months ended October 1, 2000 primarily reflects actual and anticipated disposal of assets primarily related to Don Pablo's, including the office facility located in Bedford, Texas which is held for sale.

NOTE 6 - INCOME TAXES

     Income tax benefit represents the effective rate of benefit on loss before income taxes for the first nine months of 2000. The tax rate is based on the Company's expected rate for the full fiscal 2000 year.

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

NOTE 8 - GUARANTOR SUBSIDIARIES

     The Company's senior notes and revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. The Company's indebtedness is not guaranteed by its non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At October 1, 2000 and January 2, 2000, these partnerships in the non-guarantor subsidiaries operated 58 and 51, respectively, of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of October 1, 2000 and January 2, 2000, and condensed consolidated statements of earnings and cash flows for the nine months ended October 1, 2000 and October 3, 1999 are provided for such guarantor and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

                  Condensed Consolidated Statement of Earnings
                        Nine Months Ended October 1, 2000
                                 (In thousands)
-----------------------------------------------------------------------------------------------------------------
                                            Guarantor        Non-Guarantor
                                           Subsidiaries       Subsidiaries       Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------
Restaurant sales                        $     406,484           109,094                -            515,578
Restaurant operating expenses                 358,384            97,795                -            456,179
General and administrative expenses            21,402             5,892                -             27,294
Special charges                                 4,849                 -                -              4,849
-----------------------------------------------------------------------------------------------------------------
Operating income                               21,849             5,407                -             27,256
-----------------------------------------------------------------------------------------------------------------
Other income (expense)                        (33,933)           (7,291)               -            (41,224)
Earnings (loss) before income taxes           (12,084)           (1,884)               -            (13,968)
Income taxes                                   (3,000)             (500)               -             (3,500)
-----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                     $      (9,084)           (1,384)               -            (10,468)
=================================================================================================================

                 Condensed Consolidated Statement of Earnings
                        Nine Months Ended October 3, 1999
                                 (In thousands)
-----------------------------------------------------------------------------------------------------------------
                                            Guarantor        Non-Guarantor
                                           Subsidiaries       Subsidiaries       Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------
Restaurant sales                        $     408,361            77,686                -            486,047
Restaurant operating expenses                 345,861            68,500                -            414,361
General and administrative expenses            24,067             3,883                -             27,950
-----------------------------------------------------------------------------------------------------------------
Operating income                               38,433             5,303                -             43,736
-----------------------------------------------------------------------------------------------------------------
Other income (expense)                        (21,140)           (1,845)               -            (22,985)
Earnings before income taxes                   17,293             3,458                -             20,751
Income taxes                                    5,375             1,025                -              6,400
-----------------------------------------------------------------------------------------------------------------
Net earnings                            $      11,918             2,433                -             14,351
=================================================================================================================

                      Condensed Consolidated Balance Sheet
                                 October 1, 2000
                                 (In thousands)
-----------------------------------------------------------------------------------------------------------------
                                            Guarantor        Non-Guarantor
                                           Subsidiaries       Subsidiaries       Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                          $      32,408             1,968                -             34,376
Premises and equipment, net                   384,316            59,249                -            443,565
Goodwill, net                                 112,076            20,808                -            132,884
Investments carried at equity                  17,399                 -                -             17,399
Other assets                                   40,504               631                -             41,135
Intercompany investments                       46,400                 -          (46,400)                 -
Intercompany advances                          33,845                 -          (33,845)                 -
-----------------------------------------------------------------------------------------------------------------
                                        $     666,948            82,656          (80,245)           669,359
=================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                     $     136,599             2,163                -            138,762
Long-term liabilities                         314,113               248                -            314,361
Intercompany payables                               -            33,845          (33,845)                 -
Convertible preferred securities              115,000                 -                -            115,000
Shareholders' equity                          101,236            46,400          (46,400)           101,236
-----------------------------------------------------------------------------------------------------------------
                                        $     666,948            82,656          (80,245)           669,359
=================================================================================================================

                      Condensed Consolidated Balance Sheet
                                 January 2, 2000
                                 (In thousands)
-----------------------------------------------------------------------------------------------------------------
                                            Guarantor        Non-Guarantor
                                           Subsidiaries       Subsidiaries       Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                          $      44,245             1,980                -             46,225
Premises and equipment, net                   363,280            61,688                -            424,968
Goodwill, net                                 113,161            22,015                -            135,176
Investments carried at equity                  17,411                 -                -             17,411
Other assets                                   32,534               282                -             32,816
Intercompany investments                       47,784                 -          (47,784)                 -
Intercompany advances                          34,408                 -          (34,408)                 -
-----------------------------------------------------------------------------------------------------------------
                                        $     652,823            85,965          (82,192)           656,596
=================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                     $      81,024             3,493                -             84,517
Long-term liabilities                         344,175               280                -            344,455
Intercompany payables                               -            34,408          (34,408)                 -
Convertible preferred securities              115,000                 -                -            115,000
Shareholders' equity                          112,624            47,784          (47,784)           112,624
-----------------------------------------------------------------------------------------------------------------
                                        $     652,823            85,965          (82,192)           656,596
=================================================================================================================

                 Condensed Consolidated Statement of Cash Flows
                        Nine Months Ended October 1, 2000
                                 (In thousands)
----------------------------------------------------------------------------------------------------------------------
                                                            Guarantor       Non-Guarantor      Elimin-
                                                           Subsidiaries      Subsidiaries      ations    Consolidated
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                $     19,837            3,047           -           22,884
Cash flows from investing activities:
     Capital expenditures                                     (42,978)          (1,729)          -          (44,707)
     Proceeds from disposal of assets, net                      3,238                -           -            3,238
     Other investing activities                                (2,531)            (745)          -           (3,276)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities           (42,271)          (2,474)          -          (44,745)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                      11,000                -           -           11,000
     Principal payments on long-term debt                         (17)               -           -              (17)
     Proceeds from (payment of) interco. advances                 563             (563)          -                -
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities            11,546             (563)          -           10,983
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (10,888)              10           -          (10,878)
Cash and cash equivalents at beginning of the period           11,190               77           -           11,267
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period           $        302               87           -              389
======================================================================================================================

                 Condensed Consolidated Statement of Cash Flows
                        Nine Months Ended October 3, 1999
                                 (In thousands)
----------------------------------------------------------------------------------------------------------------------
                                                            Guarantor       Non-Guarantor      Elimin-
                                                           Subsidiaries      Subsidiaries      ations    Consolidated
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                $      5,397            4,778           -           10,175
Cash flows from investing activities:
     Capital expenditures                                     (56,996)          (7,990)          -          (64,986)
     Proceeds from disposal of assets, net                     86,092                -           -           86,092
     Other investing activities                                (3,836)          (1,228)          -           (5,064)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            25,260           (9,218)          -           16,042
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from (repayment of) revolving
        credit agreements                                     (49,585)               -           -          (49,585)
     Proceeds from issuance of long-term debt                  95,467                -           -           95,467
     Purchase of treasury stock                               (74,824)               -           -          (74,824)
     Proceeds from (payment of) interco. advances              (4,457)           4,457           -                -
     Other financing activities                                (1,223)               -           -           (1,223)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities           (34,622)           4,457           -          (30,165)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (3,965)              17           -           (3,948)
Cash and cash equivalents at beginning of the period            7,162               54           -            7,216
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period           $      3,197               71           -            3,268
======================================================================================================================

NOTE 9 - SUBSEQUENT EVENTS

     On October 19, 2000, the Company completed a sale-leaseback transaction representing 20 Hops restaurants for net proceeds of $27.7 million. The Company used proceeds from the completed sale-leaseback transaction to satisfy its revolving credit commitment reductions through December 31, 2000, thereby reducing total revolving credit availability to $105 million.

Item 2.


                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           For the Third Quarter and Nine Months Ended October 1, 2000


Restaurant Sales

     Consolidated restaurant sales for the third quarter and nine months ended October 1, 2000 were $174.1 million and $515.6 million, respectively, compared to $157.3 million and $486.0 million for the same respective periods of 1999. Sales from "core" brands which include Don Pablo's Mexican Kitchen restaurants, Hops Restaurant Bar & Brewery restaurants, McCormick & Schmick's seafood dinner houses and Canyon Cafe restaurants increased 11% from prior year for both the quarter and nine-month period. Increased core brand sales were somewhat offset by sales from the divested Applebee's brand which comprised 4% of total sales in the first nine months of 1999 compared to no sales in 2000. Increased core brand sales were attributable to increased operating capacity from 16 new restaurants opened in 2000 and 37 restaurants opened in 1999, somewhat offset by the closing of six core restaurants in 1999. Additional sales generated from increased operating capacity were slightly offset by a 0.6% decrease in same-store sales for the third quarter as compared to the third quarter of 1999 (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). Same-store-sales increases of 5.8% at Hops and 1.7% at McCormick & Schmick's were offset by decreases of 10.7% and 2.8% at Canyon Cafe and Don Pablo's, respectively. On a year-to-date basis, same-store sales were approximately equal to 1999.

     During the first nine months of 2000, the Company opened 16 restaurants including eight Hops, five McCormick & Schmick's, two Don Pablo's and one Canyon Cafe. The following table presents core brand restaurants open at the end of the third quarters of 2000 and 1999:


                                               October 1,         October 3,
                                                  2000               1999
    ----------------------------------------------------------------------------
    Canyon Cafe                                    17                 16
    Don Pablo's                                   139                137
    Hops                                           72                 59
    McCormick & Schmick's                          31                 24
    ----------------------------------------------------------------------------
         Total                                    259                236
    ============================================================================

Restaurant Operating Expenses

     The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the quarter and nine-month periods ended October 1, 2000 and October 3, 1999:

--------------------------------------------------------------------------------------------------------------
                                                    Quarter        Quarter       Nine Months      Nine Months
                                                     Ended          Ended           Ended            Ended
                                                    Oct. 1,        Oct. 3,         Oct. 1,          Oct. 3,
                                                     2000           1999            2000             1999
--------------------------------------------------------------------------------------------------------------
   Restaurant sales:
        Canyon Cafe                                   5.4%           6.4%            5.7%             6.8%
        Don Pablo's                                  43.5%          49.9%           44.3%            48.7%
        Hops                                         27.0%          23.1%           27.2%            21.4%
        McCormick & Schmick's                        24.1%          20.6%           22.8%            18.7%
        Applebee's                                      -              -               -              4.4%
--------------------------------------------------------------------------------------------------------------
             Total restaurant sales                 100.0%         100.0%          100.0%           100.0%
--------------------------------------------------------------------------------------------------------------
   Restaurant operating expenses:
        Food and beverage                            29.5%          28.2%           28.9%            28.2%
        Payroll and benefits                         32.1%          30.1%           31.6%            30.6%
        Depreciation and amortization                 3.6%           3.3%            3.6%             3.1%
        Other operating expenses                     26.4%          24.4%           24.3%            23.3%
--------------------------------------------------------------------------------------------------------------
             Total restaurant operating expenses     91.7%          86.0%           88.5%            85.3%
--------------------------------------------------------------------------------------------------------------
   Income from restaurant operations                  8.3%          14.0%           11.5%            14.7%
   General and administrative expenses                5.1%           5.8%            5.3%             5.8%
--------------------------------------------------------------------------------------------------------------
   Operating income before special charges            3.2%           8.2%            6.2%             9.0%
==============================================================================================================

     Restaurant operating expenses for the third quarter of 2000 were 91.7% of sales compared to 86.0% in the corresponding period of 1999. The increase was primarily attributable to (i) increased marketing initiatives at Don Pablo's and Hops, (ii) increased food and beverage costs at Don Pablo's generated by the implementation of a new menu coupled with the increased marketing initiatives which resulted in a shift in sales mix to lower priced items, (iii) increased payroll and benefits at Hops generated by management structure changes which converted certain assistant management positions to hourly positions whereby increasing hourly labor in the short-term and (iv) rising energy prices which have had a negative impact on utility expenses and food and beverage costs due to increased freight costs.

     For the nine months ended October 1, 2000, restaurant operating expenses were further impacted by increased food and beverage costs due primarily to a focus on higher cost protein items at Don Pablo's, increased beef prices impacting primarily Don Pablo's and Hops and a bar mix shift away from beer to higher priced alcohol at Hops. Year-to-date increases in depreciation expenses were generated primarily by the installation of new point-of-sale systems at Don Pablo's and McCormick & Schmick's which was completed in the fourth quarter of 1999. Increased operating expenses were somewhat offset by a decrease in preopening expenses due to fewer new restaurant openings in 2000 as compared to 1999.

General and Administrative Expenses

     General and administrative expenses for the quarter and nine months ended October 1, 2000 decreased to 5.1% from 5.8% and to 5.3% from 5.8%, respectively, compared to the corresponding periods of 1999. The decrease was due primarily to savings generated by the consolidation of the corporate offices for Don Pablo's and Canyon Cafe, both in Texas, into the Company's corporate headquarters in Madison, Georgia. The Company estimates that this consolidation and elimination of other overhead costs will generate general and administrative expense savings of approximately $6-7 million annually.

Special Charges

     In connection with the consolidation of office facilities and the conclusion of the strategic alternatives evaluation which were announced in the second quarter of 2000, the Company recorded a special charge of $4.0
million.This charge reflected expenses of $2.5 million related to employee severance agreements and other costs associated with the consolidation of the Don Pablo's and Canyon Cafe corporate offices into the Company's corporate headquarters in Madison, Georgia and $1.5 million associated with the completion of the strategic alternatives evaluation. In the third quarter, the Company recorded an additional $0.8 million charge relating predominately to additional hiring and relocation costs associated with the second quarter office consolidation.

Interest  and Other  Expenses

     Interest expense for the third quarter and nine-month period ended October 1, 2000 was $10.5 million and $29.0 million, respectively, compared to $6.9 million and $16.1 million for the corresponding periods of the prior year. The increase from prior year was predominately attributable to (i) interest expense associated with the Company's $100 million 11.75% senior subordinated notes issued in the second quarter of 1999, (ii) an increase in interest rates associated with the revolving credit agreement, including a fixed to floating interest rate swap, (iii) increased amortization of deferred loan costs associated with the revolving credit agreement amendment finalized at the beginning of the second quarter of 2000 and (iv) a decrease in interest income as a result of the collection of notes receivable from the Applebee's divestiture.

     Gain(loss) on disposal of assets for the quarter and nine months ended October 1, 2000 primarily reflects actual and anticipated disposal of assets primarily related to Don Pablo's, including the office facility located in Bedford, Texas which is held for sale.

     Income (loss) from investments carried at equity primarily reflects income from a 20% equity interest in Belgo Group PLC which was more than offset by 50% of the losses associated with two restaurants opened in 1999 under the Company's joint venture agreements with PizzaExpress PLC and Belgo Group PLC in addition to start up expenses associated with a third joint venture restaurant opened in the second quarter of 2000.

     Income tax benefit represents the effective rate of benefit on loss before income taxes for the first nine months of 2000. The tax rate is based on the Company's expected rate for the full fiscal 2000 year.

     Net loss for the nine-month period ended October 1, 2000 was $10.5 million compared to net earnings of $14.4 million for the comparable prior-year period. The decrease in net earnings was primarily attributable to (i) a $12.8 million increase in interest expense as compared to the prior year, (ii) a decrease in operating income before special charges of $11.6 million, (iii) special charges of $4.8 million and (iv) a $3.1 million loss on disposal of assets compared to a $2.3 million gain recorded in the prior year.

Liquidity  and Capital Resources

     The Company's historical and projected growth and its historical preference to own the real estate on which its restaurants are situated typically have caused it to be a net user of cash, even after a significant amount of expansion financing was internally generated from operations. Based on current and expected market conditions, the Company has committed to strategies to reduce its leverage over time. New restaurant development has been dramatically reduced in 2000 and 2001; the leasing of new sites to reduce initial capital will take preference over ownership; and an aggressive program to realize cash from various operating and non-operating assets has been implemented. Other initiatives to reduce leverage are being employed, including a $27.7 million sale-leaseback transaction which was completed on October 19, 2000 with $20 million of the proceeds used to permanently reduce debt. In addition, the Company's Board of Directors has approved the suspension of the quarterly dividend payment of $2.0 million on its convertible preferred securities. The Company has the right to suspend these payments for up to 20 consecutive quarters.

     Principal sources of funds in the first nine months of 2000 consisted of cash generated from operations of $22.9 million, proceeds from revolving credit facilities of $11.0 million and proceeds from notes receivable of $3.2 million. The primary use of funds consisted of capital expenditures of $44.7 million. Capital expenditures in 2000 have provided for the opening of eight Hops, five McCormick & Schmick's, two Don Pablo's and one Canyon Cafe restaurant in addition to maintenance capital for existing restaurants. In the fourth quarter of 2000 and in 2001, the primary uses of funds will be debt service payments and capital expenditures. Capital expenditures for the construction of new restaurants, which are predominately of a discretionary nature, are expected to approximate $5 million for the remainder of 2000 and $20 million to $25 million in 2001. Management believes that cash flow from operations, liquidation of other assets and liquidity generated by the sale-leaseback transaction will provide funding sufficient to satisfy the Company's debt service obligations and expansion plans through fiscal 2001.

     On April 3, 2000, the Company finalized an amendment to its $125.0 million revolving credit facility which, among other things, reduces the credit availability under the facility by $10.0 million on each October 1, 2000 and December 31, 2000. Additional quarterly commitment reductions of $7.5 million begin on April 4, 2001 and continue until the quarter ended March 31, 2002. The remaining commitment of $67.5 million matures on June 22, 2002. At October 1, 2000, $123.5 million was outstanding on the facility and the Company has classified $41.0 million as current debt, representing the portion of the revolving credit facility which is required to be repaid during the next 12 months.

     In October, the Company used proceeds from the completed sale-leaseback transaction to satisfy its revolving credit commitment reductions through December 31, 2000, thereby reducing total revolving credit availability to $105 million. In connection with the sale-leaseback transaction, the Company completed an additional amendment to its revolving credit facility which, among other things, modified certain financial covenants. The Company has also agreed to limit capital expenditures to a total of $50 million in 2000 and $25 million in 2001 and has agreed to forgo making any cash dividend payments on its common stock. As of October 1, 2000, the Company was in compliance with all terms of the credit facility as amended on October 13, 2000.

     Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company operates with negative working capital. Fluctuations in accounts receivable, inventories, prepaid expenses and other, accounts payable and accrued liabilities occur primarily as a result of new restaurant openings and the timing of settlement of the Company's liabilities. Decreases in prepaid expenses and other occurred during 2000 due primarily to the reclassification of $11.0 million in notes receivable from executive officers to other assets. The maturity of the notes was extended by the Board of Directors to June 30, 2002 and the interest rate was increased to 11.5%.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates primarily to variable rate U.S. LIBOR obligations on revolving credit and interest rate swap agreements. Interest rate swap agreements are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. Two interest rate swap agreements are currently in place under which the Company pays an average of certain foreign or U.S. LIBOR-based variable rates. These agreements also contain interest rate caps which further limit interest rate exposures. If interest rates related to the Company's U.S. LIBOR obligations increased by 100 basis points over the rates in effect at October 1, 2000, interest expense for the remainder of fiscal 2000, after considering the effects of interest rate swap agreements, would increase by approximately $0.6 million. The Company's exposure related to foreign LIBOR-based obligations is currently limited by interest rate caps contained in the swap agreements and additional interest rate increases would have no material impact on interest expense for the remainder of 2000. The amount related to the Company's U.S. LIBOR obligations was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. In the event of a change of such magnitude, management would likely take actions to further mitigate interest rate exposures.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits.

         10.1 Fourth amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and Fleet National Bank, successor in interest to BankBoston, N.A.

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





                                                     Avado Brands, Inc.
                                                       (Registrant)



     Date: November 15, 2000                    By:  /s/ Erich J. Booth
                                                   -------------------------
                                                     Erich J. Booth
                                                     Chief Financial Officer
                                                     and Corporate Treasurer