Form 10-K
period 2000-12-31
AVADO BRANDS INC
filed 2001-04-03
CIK 849101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000          Commission File No. 0-19542


                               AVADO BRANDS, INC.
             (Exact name of registrant as specified in its charter)

         Georgia                                         59-2778983
---------------------------                 ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

   Hancock at Washington
     Madison, Georgia                                      30650
---------------------------                           ----------------
(Address of Principal Executive Offices)                (Zip Code)

      Registrant's telephone number, including area code: (706) 342-4552

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

         Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                             -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

             ------------------------------------------------------

     As of March 21, 2001, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by the last sales price on that day, was $11,116,000.

     As of March 21, 2001, the number of shares of common stock outstanding was 28,447,264.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive Proxy Statement for use in connection with the 2001 Annual Meeting of Shareholders (Part III of Form 10-K).

                               TABLE OF CONTENTS


                                     PART I

Item 1.  Business..............................................................3
Item 2.  Properties............................................................9
Item 3.  Legal Proceedings....................................................11
Item 4.  Submission of Matters to a Vote of Security Holders..................11


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..................................................12
Item 6.  Selected Financial Data..............................................13
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........21
Item 8.  Financial Statements and Supplementary Data..........................22
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................44


                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................44
Item 11. Executive Compensation...............................................44
Item 12. Security Ownership of Certain Beneficial Owners and Management.......44
Item 13. Certain Relationships and Related Transactions.......................44


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....45

                                     PART I

Item 1.  Business

                                     General

     Avado Brands, Inc., including its wholly owned subsidiaries (the "Company" or "Avado Brands"), is a leading full service, casual dining restaurant company, which owns four decentralized, niche-leading restaurant brands. At December 31, 2000, the Company owned and operated restaurants in 33 states plus the District of Columbia including 139 Don Pablo's Mexican Kitchen restaurants, 75 Hops Restaurant o Bar o Brewery restaurants, 32 McCormick & Schmick's seafood dinner houses and 17 Canyon Cafe restaurants. For the 52-week period ended December 31, 2000, total core brand restaurant sales were $685.8 million compared to 1999 core brand sales of $623.3 million. Each of the brands functions on a decentralized basis with its own executive management, purchasing, recruiting, training, marketing and restaurant operations. This consumer-based operating philosophy allows the Company to gain competitive advantage by sharing best practices and centralizing non-brand critical processes such as human resources, finance, treasury, accounting and capital formation.

     In 2000, the Company committed to strategies to reduce debt, improve liquidity and increase profitability. These strategies resulted in a significant decrease in new restaurant openings, from 37 in 1999 to 19 in 2000, to a planned 4 in 2001, and a focus on restaurant operations and marketing strategy. In the second quarter, the Company relocated its corporate offices for Don Pablo's and Canyon Cafe both from Texas to the Company's corporate headquarter's in Madison, Georgia in order to reduce overhead costs. In the fourth quarter, the Company completed a $28.4 million sale-leaseback transaction for 20 Hops properties with $20.0 million of the proceeds used to permanently reduce debt. In addition, the Company suspended the $2.0 million, quarterly dividend payment on its convertible preferred securities. These payments may be suspended for up to 20 consecutive quarters. The Company also divested its 20-percent equity interest in United Kingdom-based Belgo Group PLC for $8.5 million. Nine unprofitable restaurant locations were closed in early January 2001 and four additional restaurants were closed on March 29, 2001. Unprofitable U.S. joint venture investments with Belgo Group PLC and PizzaExpress PLC were exited in February 2001 and the Company continues to aggressively pursue the sale of other non-core assets in order to focus on the operations of its core restaurants.

     In 1998, the Company changed its corporate name from "Apple South, Inc." to "Avado Brands, Inc." The name change was made to reflect the evolution of the nature and character of the business, including the divestiture of the Company's Applebee's restaurants, which was completed in 1999, and the emphasis on a multi-brand strategy. In connection with the corporate name change, the Company changed the Nasdaq trading symbol of its common stock from "APSO" to "AVDO."

                       Avado Brands' Restaurant Concepts

                                   Don Pablo's

     The first Don Pablo's was opened in Lubbock, Texas in 1985. The restaurants feature traditional Mexican dishes served in a distinctive, festive dining atmosphere reminiscent of a Mexican village plaza. Each restaurant is staffed with a highly experienced management team that is visible in the dining area and interacts with both customers and staff to ensure attentive customer service and consistent food quality. Items are prepared fresh on-site using high-quality ingredients at relatively low prices. The diverse menu, generous portions and attractive price/value relationship appeal to a broad customer base. The Don Pablo's mission is to win every guest every day by delivering real guest satisfaction through real people.

     Don  Pablo's  is  led  by  the  brand's  Chief  Executive   Officer  Robert
Andreotolla. Mr. Andreotolla has over twenty years of experience in the restaurant industry and has been with Avado Brands since 1987. Under his direction in 2000, Don Pablo's continued to make strides to improve its niche-leading position including the addition of several new members to the senior management marketing and operational teams, development and implementation of a new menu, implementation of a new more aggressive national advertising campaign and an improved focus on operational synergies, including the implementation of a new point-of-sale system and improved management turnover rates.

     Menu. The menu offers a wide variety of entrees including enchiladas and tacos served with various sauces and homemade salsa plus mesquite-grilled items such as chicken and beef fajitas. The menu also includes tortilla soup, a selection of salads, Mexican-style appetizers such as quesadillas and unique desserts. During 2000, the price of a typical meal was $4.99 to $6.99 for lunch and $7.99 to $10.99 for dinner. In addition to its regular menu, Don Pablo's offers 19 lunch specials priced from $4.99 each and a lower-priced children's menu. Full bar service is also provided. Alcoholic beverages accounted for approximately 19% of sales in 2000.

     Restaurant Layout. Distinctive Mexican architecture and interior decor provide a casual, fun dining atmosphere. The restaurants have an open, spacious feel, created with the use of sky-lights and a Mexican village plaza design, and are enhanced by an indoor fountain and the use of stucco, brick and tile, as well as plants, signs and art work. Homemade tortillas cooked in the dining area underscore the commitment to fresh, authentic Mexican food. Both one- and two-story building designs are utilized. The two-story design features a balcony which provides seating for bar patrons and dining customers waiting to be seated. The one-story design incorporates a smaller bar adjacent to the dining area. Both designs use high ceiling architecture and have similar dining capacities. Restaurants range in size from 6,000 square feet to 9,900 square feet with the average restaurant containing approximately 8,000 square feet. The restaurants generally have dining room seating for approximately 230 customers and bar seating for approximately 70 additional customers.

     Unit Economics. In 2000, Don Pablo's opened two new restaurants. The average cost of developing and opening these restaurants was approximately $1.7 million, excluding land, capitalized costs and preopening expenses. The cost of land for the new sites averaged approximately $900,000. Preopening expenses, which consist primarily of wages and salaries, hourly employee recruiting, license fees, meals, lodging and travel plus the cost of hiring and training the management teams, averaged $250,000.

     Field Management. Management is shared by 17 directors of operations who report to three regional vice presidents of operations. The strategy is to have each director responsible for a limited number of restaurants, thus facilitating a focus on quality of operations and unit profitability. The management staff of a typical restaurant consists of one general manager, one kitchen manager and three assistant managers. The restaurant management staff is eligible to receive bonuses based on equaling or exceeding their individual restaurant's prior year sales and profits.

     Advertising and Marketing. Don Pablo's advertising and marketing strategy combines the use of television and radio advertising in core markets along with a focus on local efforts and community involvement at all locations. In 2000, advertising expense was 5.6% of sales. Although Don Pablo's typically spends approximately 3.5% to 4.0% of sales on advertising, a new aggressive national advertising strategy was implemented in the second half of the year. Advertising expenditures for 2001 are budgeted at 5.1% of sales, reflecting a continuation of this campaign that will focus on efforts designed to increase traffic counts and appeal to consumer desires for new and exciting tastes.

                         Hops Restaurant - Bar - Brewery

     The first Hops was opened in Clearwater, Florida in 1989. Each restaurant offers a diverse menu of popular foods, freshly prepared in a display kitchen with a strict commitment to quality and value. Additionally, each restaurant features an on-premises microbrewery. In 2000, a new Chief Executive Officer, Ronald Magruder, joined the brand. Mr. Magruder has nearly 30 years of experience in the restaurant industry and was formerly the Chairman of the Board of the National Restaurant Association. He was also formerly the Chief Operating Officer of CBRL Group's Cracker Barrel Old Country Store and Vice Chairman of Darden Hospitality. Hops also made several new additions to its financial, operating and marketing senior management teams during 2000, which should continue to keep the brand focused on its niche-leading position.

     Menu. The restaurants feature an American-style menu that includes top choice steaks, smoked baby back ribs, fresh fish, chicken and pasta dishes, deluxe burgers and sandwiches, hand-tossed salads with homemade dressings, appetizers, soups and desserts. The menu offers separate selections for children. The price of a typical meal, including beverages, ranges from $6.00 to $9.00 per person for lunch and $13.00 to $16.00 per person for dinner. Each restaurant offers four distinctive lager-style beers and ales, plus a variety of blends of these beers as well as seasonal beers, that are brewed on-premises. An observation microbrewery at each restaurant allows customers to view the entire brewing process. Except for one non-alcoholic beer, the brewed beers are typically the only beers served. Full bar service is also available at each restaurant. Alcoholic beverages accounted for approximately 16% of sales in 2000.

     Restaurant Layout. Restaurants range in size from approximately 5,000 to 7,300 square feet. With booth seating throughout approximately 70% of each restaurant, guests enjoy the comfort of privacy and soft lighting amongst wood and brick surfaces in a somewhat rustic design . The ambiance and decor complements the on-premise copper and stainless steel brewing equipment which is visible from both the bar and dining room. Customers are invited to tour the brewery, which occupies from 450 to 750 square feet, with Hops' on premise Brewmaster.

     Unit Economics. In 2000, Hops opened ten new restaurants. The cost of developing and opening these restaurants averaged approximately $1.8 million, excluding land and preopening costs but including approximately $165,000 in microbrewery equipment. Land costs ranged from $580,000 to $1,011,000 and preopening costs averaged $234,000.

     Field Management. Management is shared by five operating partners and eight area supervisors who report to a regional vice president who reports to the brand's Chief Operating Officer. Each operating partner or area supervisor is ultimately responsible for four to seven restaurants, thus facilitating a focus on quality of operations and unit profitability. The management staff of a typical restaurant consists of one general manager, one kitchen manager and three assistant managers. General managers and kitchen managers are eligible to receive bonuses equal to a percentage of their restaurant's controllable income, subject to operating above a minimum operating margin.

     Advertising and Marketing.  Hops'  advertising  and marketing  strategy has historically focused primarily on grassroots efforts utilizing special promotions in local markets and special event equipment designed to increase customer awareness and name recognition. In recent years, advertising and marketing efforts were expanded to include television advertising in core markets as well as the continued use of radio advertising, outdoor boards and print media in regional editions of national publications. These strategies are expected to continue into 2001 with the continued use of television and radio advertising, print media, limited outdoor advertising as well as ongoing grassroots programs. In 2000, advertising expense was 5.5% of sales.

                             McCormick & Schmick's

     McCormick & Schmick's was established in 1972 by co-founders William P. McCormick and Douglas L. Schmick, current Chairman and President of the brand, respectively. Mr. McCormick also serves on the National Restaurant Association Board of Directors and on the Board of the American Culinary Institute. In 2000, Mr. McCormick was elected to the Avado Brands Board of Directors.

     Each McCormick & Schmick's restaurant is designed to capture the distinctive attributes of its local market. Varying in design from a traditional, New England-style fish house to a more contemporary dinner house with spectacular waterfront views, many of the restaurants are located in historic buildings. Traditional-style bars are an integral component of each restaurant. The same philosophy of distinctiveness and quality applies equally to the bar operation and the dining rooms. Alcoholic beverages represented approximately 27% of sales in 2000. Restaurants are operated under the names McCormick & Schmick's, McCormick's Fish House, Harborside, Jake's, Jake's Famous Crawfish, M&S Grill, McCormick & Kuleto's, Spenger's Fresh Fish Grotto and The Heathman Hotel Restaurant. McCormick & Schmick's offers superior service to its guests and is positioned in a price range at the upper end of moderate.

     Menu. McCormick & Schmick's features a daily menu, offering the freshest seafood available based on price and product availability. With 25 to 30 distinctive species and over 85 individual selections, the menu gives range in culinary appeal as well as price selection. The price of a typical meal, including beverage, is approximately $10.00 to $20.00 for lunch and $25.00 to $35.00 for dinner.

     Restaurant Layout. Restaurants typically range in size from 6,000 to 14,000 square feet with an average restaurant containing approximately 8,500 square feet. The restaurants generally seat 200 to 350 customers in the dining room with some locations having 40 to 60 additional patio seats available.

     Unit Economics. In 2000, McCormick & Schmick's opened six new restaurants. The average cost of developing these restaurants was approximately $3.5 million, including leasehold improvements, fixtures and equipment. All restaurant real estate is leased. Additionally, preopening expenses averaged $355,000.

     Field Management. Management is shared by ten multi-unit senior managers, three of which have regional responsibility, and two Vice Presidents of Operations. Staffing levels vary depending on restaurant size. A typical restaurant has a general manager, an executive chef, a sous chef and four assistant managers and will employ 80 to 90 full- and part-time employees. The McCormick & Schmick's operating philosophy encourages and trains the management of individual restaurants to be creative by promoting a large degree of self-sufficiency.

     Advertising and Marketing. Advertising and marketing efforts are focused on a grassroots philosophy. Each region utilizes the services of a public relations firm and makes full use of media events targeting the local market. Advertising strategies focus on existing and local customers, but also emphasize out-of-town travelers as a key customer component. Marketing begins in each restaurant with daily printed menus and other local efforts. A primary focus is to expand name and location awareness through the use of promotional discount certificates and periodic contact with organizations in the travel/convention industry such as hotels, travel agents and convention centers. In 2000, advertising expense was 3.4% of sales.

                                   Canyon Cafe

     Canyon Cafe restaurants operate under the names Canyon Cafe, Desert Fire and Sam's Cafe. The first restaurant was opened in Dallas, Texas in 1989. The Canyon Cafe concept is dedicated to delivering the flavor and feel of the American Southwest in a warm and sophisticated setting. The brand is led by Chief Executive Officer Michael Liedberg. Mr. Liedberg has been with Avado Brands for over 10 years serving in key management positions in both Applebee's and Don Pablo's. He has a strong operations and human resources background and serves on the University of Georgia Human Resource and Organizational Development Academic Advisory Committee.

     Menu. The menu offers a wide variety of unique items such as Pecan-crusted Crab Cakes, Applewood Smoked Pecan Salmon and Buffalo Short Ribs. A variety of more traditional items including chicken tacos and grilled chicken salad are also offered. During 2000, the price of a typical meal, including beverages, was $10.00 to $13.00 for lunch and $15.00 to $20.00 for dinner. Full bar service is also provided. Alcoholic beverages accounted for approximately 19% of sales in 2000.

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

     Unit Economics. One new restaurant was opened in 2000 at an approximate cost of $1,900,000. Preopening costs for the location were approximately $250,000.

     Field Management. Management is structured with a general manager, two to three assistant managers, an executive chef and a sous chef. Regional Directors are responsible for quality of operations and sales and profitability of four to five restaurants and report to the brands' Chief Executive Officer. All managers are eligible to receive bonuses based on their individual restaurant's operating performance.

     Advertising and Marketing. Advertising and marketing strategy relies on grassroots efforts focused on developing a strong brand identity and strong core-customer recommendations. Advertising and marketing efforts include local radio, media appearances and event involvement as well as direct mail and other print media. Additional local efforts, such as system-wide neighborhood networking programs, are utilized to develop a direct relationship with targeted customers. In 2000, advertising expense was 5.4% of sales.

                     Other Restaurant Operational Functions

     Quality Control. All levels of management are responsible for ensuring that restaurants are operated in accordance with strict quality standards. Management structure allows restaurant general managers to spend a significant portion of their time in the dining area of the restaurant supervising staff and providing service to customers. Compliance with quality standards is monitored by periodic on-site visits and formal periodic inspections by multi-unit management as well as brand executive management.

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

     Purchasing. Avado Brands strives to take advantage of purchasing synergies in all operational areas. In 2000, the national marketing strategies at Don Pablo's and Hops were greatly enhanced through combined media purchasing efforts. The Company also coordinates its food and beverage purchasing efforts whenever possible in order to obtain consistent quality items at competitive prices from reliable sources for all of its brands. The Company continually researches and tests various products in an effort to maintain the highest quality products and to be responsive to changing customer tastes. Overall, purchasing is the responsibility of each brand, which, with the exception of McCormick & Schmick's, uses one primary distributor for food products other than locally purchased produce. At McCormick & Schmick's, purchasing is under the direction of each restaurants' executive chef in order to obtain the freshest, highest quality seafood available with a focus on local tastes. All food and beverage products are available on short notice from alternative, qualified suppliers. The Company has not experienced any significant delays in receiving food and beverage inventories, restaurant supplies or equipment.

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

     The Company may be subject in certain states to "dram-shop" statutes which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance coverage.

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

                                   Competition

     The restaurant industry in the U.S. is highly competitive with respect to price, service, location, and food type and quality, and competition is expected to intensify. There are well-established competitors with greater financial and other resources than Avado Brands. Some of these competitors have been in existence for a substantially longer period than Avado Brands and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, the availability and cost of suitable locations, and the type, number and location of competing restaurants. The Company also experiences competition in attracting and retaining qualified management level operating personnel. In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting hourly employees may adversely affect the restaurant industry generally and Avado Brands' restaurants in particular.

                                    Employees

     As of December 31, 2000, Avado Brands employed approximately 20,000 persons in 33 states plus the District of Columbia. Of those employees, approximately 250 held management or administrative positions, 1,400 were involved in restaurant management, and the remainder were engaged in the operation of restaurants. Management believes that the Company's continued success will depend to a large degree on its ability to attract and retain quality management employees. While the Company will have to continually address a level of employee attrition normally expected in the food-service industry, Avado Brands has taken steps to attract and keep qualified management personnel through the implementation of a variety of employee benefit plans, including an Employee Stock Ownership Plan, a 401(k) Plan, and an incentive stock option plan for its key employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties

     The Company owns a renovated historic building in Madison, Georgia, containing approximately 19,000 square feet of office space and an adjoining building containing approximately 41,000 square feet of office space. These office buildings serve as the Company's corporate headquarters. In 2000, the headquarters of Don Pablo's and Canyon Cafe were relocated from Texas to the office facility in Madison. The previous headquarters for Don Pablo's was located in a Company owned 44,100 square foot facility in Bedford, Texas, which is currently held for sale. Canyon Cafe was previously headquartered in a leased facility in Dallas, Texas. The headquarters for McCormick & Schmick's is located in approximately 17,600 square feet of leased space in Portland, Oregon. The headquarters for Hops is located in approximately 15,000 square feet of leased space in Tampa, Florida. The Company believes that its corporate and brand headquarters are sufficient for its present needs.

     In selecting restaurant sites, the Company attempts to acquire prime locations in market areas to maximize both short- and long-term revenues. Site selection is made by each brand's development department, subject to executive officer approval and, beginning in 1999, final approval by the Company's management committee. Within the target market areas, the brands evaluate major retail and office concentrations and major traffic arteries to determine focal points. Site specific factors include visibility, ease of ingress and egress, proximity to direct competition, accessibility to utilities, local zoning regulations, laws regulating the sale of alcoholic beverages, and various other factors.

     After the closing of 9 unprofitable restaurant locations in early January 2001, 254 restaurants were in operation. The Company leases the underlying real estate on which 123 of the restaurants are located and leases both the buildings and underlying real estate for an additional 74 restaurants. The remaining 57 restaurants and related real estate are owned by the Company. The following table presents restaurant locations by brand as of January 10, 2001:

                      Don                  McCormick       Canyon
                    Pablo's      Hops     & Schmick's       Cafe        Total
   -----------------------------------------------------------------------------
   Florida             18         32                                      50
   Ohio                16          5                                      21
   Texas               14                       1             4           19
   Georgia              5          5            1             1           12
   Indiana             11                                                 11
   Virginia             7          3            1                         11
   Colorado                        7            1             2           10
   Pennsylvania         9                                                  9
   Minnesota            7          1            1                          9
   Tennessee            5          3                                       8
   Maryland             5          1            2                          8
   Michigan             8                                                  8
   North Carolina       4          4                                       8
   California                                   7                          7
   Arizona              3                       1             3            7
   South Carolina       3          4                                       7
   Washington                                   5             2            7
   Oregon                                       6                          6
   Kentucky             4          1                                       5
   New York             5                                                  5
   Oklahoma             4                                                  4
   Missouri                        1            1             2            4
   Washington, D.C.                             2                          2
   Illinois             1                       1                          2
   New Jersey           2                                                  2
   Alabama              2                                                  2
   Connecticut                     2                                       2
   Rhode Island                    2                                       2
   Delaware             1                                                  1
   Iowa                 1                                                  1
   Louisiana                       1                                       1
   Nevada                                       1                          1
   Massachusetts                                1                          1
   Mississippi                     1                                       1
   -----------------------------------------------------------------------------
          Totals      135         73           32            14          254
   =============================================================================

Item 3.  Legal Proceedings

     In 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. In 1998, one of these suits (Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189) was dismissed. An amended complaint, styled John Bryant, et al. vs. Apple South, Inc., et al. consolidating previous actions was filed in January 1998. During 1999, the Company received a favorable ruling from the 11th Circuit Court of Appeals relating to the remaining suit. As a result of the ruling, the District Court again considered the motion to dismiss the case, and the defendants renewed their motion to dismiss in December 1999. In June 2000, the District Court dismissed with prejudice the remaining suit. The plaintiffs have appealed the court's final decision. Although the ultimate outcome of the suit cannot be determined at this time, the Company believes that the allegations therein are without merit and intends to continue vigorously defending itself.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Corporate Headquarters                              Independent Auditors
Avado Brands, Inc.                                  KPMG LLP
Hancock at Washington                               303 Peachtree Street, N.E.
Madison, GA 30650                                   Suite 2000
Telephone:        (706) 342-4552                    Atlanta, GA 30308

Investor Relations                                  Transfer Agent and Registrar
Jillan Hatchett, Senior Investor                    SunTrust Bank, Atlanta
   Relations Analyst                                Corporate Trust Division
Hancock at Washington                               P.O. Box 4625
Madison, GA 30650                                   Atlanta, GA 30302
Telephone:        (706) 342-4552
Facsimile:        (706) 343-2434
E-mail:  jhatchett@corp.avado.com

Investor Information
The Company's common stock currently trades on the Nasdaq SmallCap Market under the symbol "AVDO". The Company's Convertible Preferred Securities are traded on the over the counter market.

Shareholder Information
As of March 1, 2001, there were approximately 5,200 shareholders of record of the Company's common stock.

Stock Price Performance
A summary of the high and low sales prices per share for the Company's common stock is presented below:

                                               High               Low
   -------------------------------------------------------------------------
   2000
   First Quarter                             $ 5.63             $ 1.75
   Second Quarter                            $ 2.53             $ 1.06
   Third Quarter                             $ 2.19             $ 0.75
   Fourth Quarter                            $ 1.06             $ 0.47

   1999
   First Quarter                             $ 9.75             $ 5.94
   Second Quarter                            $ 9.50             $ 6.25
   Third Quarter                             $ 9.44             $ 5.63
   Fourth Quarter                            $ 6.00             $ 4.06
   -------------------------------------------------------------------------

Dividends
A summary of cash dividends declared per share on the Company's common stock is presented below:

   Quarter ended                    2000            1999           1998
   -------------------------------------------------------------------------
   March                         $  0.00          0.0125         0.0100
   June                          $  0.00          0.0150         0.0125
   September                     $  0.00          0.0150         0.0125
   December                      $  0.00          0.0150         0.0125
   -------------------------------------------------------------------------
   Total                         $  0.00          0.0575         0.0475
   -------------------------------------------------------------------------

Item 6. Selected Financial Data

(In thousands, except per share data)
                                                         2000        1999         1998         1997          1996
--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF EARNINGS DATA
Total restaurant sales                           $     685,795      644,459      862,692      808,320       546,022
Operating income before asset revaluation
     and other special charges                   $      28,594       44,647       75,571       74,823        59,296
Asset revaluation and other special charges      $      38,200        2,186        2,940            -        27,700
Net earnings (loss)                              $     (65,734)       5,470       66,283       28,448        11,674
--------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Basic earnings (loss) per common share           $       (2.55)        0.20         1.81         0.74          0.30
Diluted earnings (loss) per common share         $       (2.55)        0.20         1.62         0.73          0.30
Cash dividends per common share                  $        0.00       0.0575       0.0475        0.038         0.030
--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA
Total assets                                     $     609,681      656,596      670,597      804,289       457,827
Working capital (excluding assets held for sale) $    (120,357)     (39,497)    (210,947)     (33,989)      (21,439)
Long-term obligations                            $     291,507      328,076      116,978      381,843       215,891
Convertible preferred securities                 $      72,865      115,000      115,000      115,000             -
Shareholders' equity                             $      87,952      112,624      112,029      220,782       191,429
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For an understanding of the significant factors that influenced the performance of Avado Brands, Inc. (the "Company") during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this Form 10-K. The Company's fiscal year is a 52- or 53-week year ending on the Sunday closest to December 31. Accordingly, the following discussion is for the 52 weeks ended December 31, 2000 ("2000"), the 52 weeks ended January 2, 2000 ("1999") and the 53 weeks ended January 3, 1999 ("1998").

                          Consolidated Overview of 2000

     In 2000, the Company committed to strategies to reduce debt, improve liquidity and increase profitability. These strategies resulted in a significant decrease in new restaurant openings, from 37 in 1999 to 19 in 2000, to a planned 4 in 2001, and a focus on restaurant operations and marketing strategy. In the second quarter, the Company relocated its corporate offices for Don Pablo's and Canyon Cafe both from Texas to the Company's corporate headquarter's in Madison, Georgia in order to reduce overhead costs. In the fourth quarter, the Company completed a $28.4 million sale-leaseback transaction for 20 Hops properties with $20.0 million of the proceeds used to permanently reduce debt. In addition, the Company suspended the $2.0 million, quarterly dividend payment on its convertible preferred securities. These payments may be suspended for up to 20 consecutive quarters. The Company also divested its 20-percent equity interest in United Kingdom-based Belgo Group PLC for $8.5 million. Nine unprofitable restaurant locations were closed in early January 2001 and four additional restaurants were closed on March 29, 2001. Unprofitable U.S. joint venture investments with Belgo Group PLC and PizzaExpress PLC were exited in February 2001 and the Company continues to aggressively pursue the sale of other non-core assets in order to focus on the operations of its core restaurants. These actions, in addition to other related costs, resulted in asset revaluations and other special charges of $38.2 million and a loss on disposal of assets of $22.8 million.

     Comparison of Historical Results - Fiscal Years 2000, 1999 and 1998

Restaurant Sales

     In 2000, Avado Brands' sales were generated solely by the operations of its four core brands. Total restaurant sales of $685.8 million exceeded 1999 core brand sales by 10%. Total 1999 restaurant sales of $644.5 million included non-core sales of $21.2 million from Applebee's, the divestiture of which was completed in 1999. The increase in 2000 core brand sales was primarily attributable to new-unit growth which increased core brand operating weeks by 10%. The increase in operating weeks was generated by a full-year's sales from 37 restaurants opened in 1999 and a partial-year's sales from 19 restaurants opened in 2000. Same-store-sales comparisons (for restaurants open a full 18 months at the beginning of 2000) were approximately 7% higher at Hops, 3% higher at McCormick & Schmick's, 4% lower at Don Pablo's and 9% lower at Canyon Cafe. Increased marketing efforts during the second half of 2000 contributed to sustaining strong same-store-sales comparisons at Hops and increased Don Pablo's same-store-sales comparisons from negative 8% in the second quarter of 2000 to slightly positive by the end of the third quarter. Positive results from increased marketing were diminished in the fourth quarter by several factors including economic uncertainty, political indecision generated by the presidential election, unusually harsh winter weather conditions and negative publicity related to genetically engineered yellow corn which prompted Don Pablo's to switch to white corn products.

     In 1999, restaurant sales for the Company's core brands increased 18% to $623.3 million from $527.4 million in 1998. Total restaurant sales decreased to $644.5 million in 1999 from $862.7 million in 1998 reflecting the divestiture of Applebee's which accounted for 39% of sales in 1998 compared to only 3% in 1999. Increased core brand sales, attributable primarily to new-unit growth, were partially offset by a 52-week fiscal 1999 compared to a 53-week fiscal 1998. Operating weeks increased by 21% in core brands due to a full-year's sales from 59 restaurants opened in 1998 and a partial-year's sales from 37 restaurants opened in 1999. Sales increases attributable to new restaurant openings were somewhat offset by the closing of six core brand restaurants during 1999. Same-store-sales comparisons (for restaurants open a full 18 months at the beginning of 1999) were approximately 6% higher at McCormick & Schmick's, 1% higher at Hops, 1% lower at Don Pablo's and 4% lower at Canyon Cafe.

Core Brand Restaurant Operating Expenses

     The following discussion of restaurant operating expenses focuses on the percentages which certain items of expense bear to total restaurant sales for the core brands. In 2000, consolidated operating expenses related solely to the core brands. For comparison purposes, the 1999 and 1998 amounts presented in the following table have been adjusted to exclude the non-core operations of Applebee's.

Fiscal                                       2000          1999         1998
--------------------------------------------------------------------------------
Restaurant sales:
  Canyon Cafe                                 5.8%          7.0%         9.1%
  Don Pablo's                                43.4          49.7         51.3
  Hops                                       27.2          23.2         20.2
  McCormick & Schmick's                      23.7          20.1         19.4
--------------------------------------------------------------------------------
Total restaurant sales                      100.0         100.0        100.0
--------------------------------------------------------------------------------
Restaurant operating expenses:
  Food and beverage                          28.9          28.4         28.0
  Payroll and benefits                       32.0          31.1         30.4
  Depreciation and amortization               3.6           3.3          3.2
  Other operating expenses                   25.7          24.6         23.4
--------------------------------------------------------------------------------
Total restaurant operating expenses          90.3          87.4         85.0
--------------------------------------------------------------------------------
Income from restaurant operations             9.7%         12.6%        15.0%
--------------------------------------------------------------------------------

     Core brand restaurant operating expenses for 2000 were 90.3% of sales compared to 87.4% in 1999. The resulting decrease in 2000 restaurant operating margins was primarily due to (i) increased marketing primarily at Don Pablo's and Hops which increased other operating expenses, (ii) increased food and beverage costs at Don Pablo's generated by the implementation of a new menu coupled with the increased marketing initiatives which resulted in a shift in sales mix to lower-priced, lower-margin items, (iii) additional increases in food and beverage costs due to higher beef prices impacting primarily Don
Pablo's and Hops, (iv) a decline in average unit volumes at Don Pablo's and Canyon Cafe which resulted in decreased leverage on fixed management labor costs, depreciation and amortization, rent and other fixed operating expenses and (v) additional increases in depreciation expense generated primarily by the installation of new point-of-sale systems at Don Pablo's and McCormick & Schmick's in the fourth quarter of 1999. Increased operating expenses were somewhat offset by a decrease in preopening expenses due to a decline in new restaurant openings and increasing average unit volumes at Hops and McCormick & Schmick's which improved leverage on fixed operating expenses.

     In 1999, core brand restaurant operating expenses were 87.4% of sales compared to 85.0% in 1998. The resulting decrease in 1999 restaurant operating margins was principally due to (i) the impact of increased marketing, including the implementation of a new summer promotional menu at Don Pablo's, which increased other operating expenses as well as food and beverage and payroll and benefit costs due to higher cost promotional items and increased labor hours generated by the menu changes, (ii) additional increases in payroll and benefits related primarily to management base pay increases at Don Pablo's and Hops and
(iii) a decrease in average unit volumes at Don Pablo's, Hops and Canyon Cafe which decreased leverage on certain fixed operating expenses as well as depreciation and amortization.

Applebee's Restaurant Operating Expenses

     For 1999 and 1998, sales from Applebee's accounted for 3% and 39%, respectively, of consolidated restaurant sales. In 1999, consolidated operating expenses were impacted slightly by Applebee's. Other operating expenses of 24.4% on a consolidated basis were lower than core brand expenses of 24.6% due to the absence of preopening expenses and limited marketing at Applebee's. In 1998, Applebee's operations had a more significant impact on consolidated operating results. Payroll and benefit expenses were 32.4% on a consolidated basis compared to 30.4% for the core brands due to higher payroll and benefits resulting from performance-based, pay-to-stay bonus programs implemented to control management turnover and operating costs during the Applebee's divestiture period. In addition, consolidated depreciation and amortization of 2.0% was lower than core brand expense of 3.2% due to the impact of Applebee's for which depreciation was suspended in December 1997 when the related assets were classified as assets held for sale.

General and Administrative Expenses

     General and administrative expenses were 5.6% of total sales in 2000 compared to 5.9% in 1999 and 5.3% in 1998. The decrease in 2000 was primarily attributable to synergies gained from the consolidation of the Don Pablo's and Canyon Cafe headquarters into the Madison, Georgia corporate office facility and leverage gained from increases in absolute size at Don Pablo's, Hops and McCormick & Schmick's. General and administrative expenses increased from 1998 to 1999 reflecting a decline in leverage resulting from the divestiture of Applebee's.

Asset Revaluation and Other Special Charges

     Asset revaluation and other special charges totaled $38.2 million in 2000. These charges, which were predominately noncash, reflect the fourth quarter decision to close 13 underperforming core brand restaurants including four Don Pablo's, three Canyon Cafes and two Hops restaurants which were closed in early January 2001 and four additional Don Pablo's which were closed on March 29, 2001. In 2000, these 13 locations generated a combined operating loss of $3.2 million. The Company recorded a $22.3 million charge related to these closings which included adjusting the underlying fixed assets to estimated net realizable value as well as accruals for lease terminations and other related closing costs. The Company also recorded an asset revaluation charge of $11.1 million generated primarily by the lack of significant new restaurant development planned for the next several years including the write off of costs associated with sites that are no longer expected to be developed in addition to other related development costs which are not anticipated to be fully recoverable. In addition, in connection with the consolidation of the Don Pablo's and Canyon
Cafe office facilities and the conclusion of the strategic alternatives evaluation, the Company recorded charges in the second and third quarters of $3.2 million related to employee severance and other costs associated with the office consolidations and $1.6 million associated with the completion of the strategic alternatives evaluation.

     In 1999 and 1998, the Company recorded special charges of $2.2 million and $2.9 million, respectively. A portion of the 1999 charges reflected fees paid in conjunction with the evaluation of strategic alternatives. The remainder of the 1999 special charge as well as the 1998 special charge related primarily to programs initiated at Don Pablo's, Canyon Cafe and the Company's corporate headquarters to reorganize management and reduce overhead costs, including payroll and employee termination and severance costs.

Interest and Other Expenses

     In 2000, interest expense increased to $38.3 million from $24.1 million in 1999. The increase was predominately attributable to (i) a full year's interest expense associated with the $100 million 11.75% senior subordinated notes issued in the second quarter of 1999, (ii) an increase of 3.2% in the weighted average interest rate associated with revolving credit, plus the impact of payments made under a fixed-to-floating interest rate swap, net of mark-to-market adjustments related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was adopted at the beginning of the fourth quarter of 2000, (iii) increased amortization of deferred loan costs associated with the revolving credit agreement amendment finalized in the second quarter of 2000 and (iv) a decrease in interest income as a result of the collection of notes receivable from the Applebee's divestiture.

     The decrease in interest expense from $25.3 million in 1998 to $24.1 million in 1999 was a result of a decrease in average borrowings outstanding under revolving credit facilities. This decrease was substantially offset by an increase in interest rates under revolving facilities as well as the 11.75% senior subordinated notes issued during 1999. The Company's weighted average interest rate on borrowings was approximately 10.9% in 2000, 9.5% in 1999, and 8.0% in 1998.

     Distribution expense on preferred securities relates to the 1997 issuance of 2,300,000, $3.50 term convertible securities with a liquidation preference of $50 per security and convertible into 3.3801 shares of Avado Brands common stock for each security (the "Convertible Preferred Securities"). Distribution expense related to the Convertible Preferred Securities decreased in 2000 as a result of the fourth quarter conversion of 842,692 of the securities into 2,848,383 shares of common stock issued from treasury. These conversions, which were made at the option of holders, coupled with 82,123 additional conversions in the first quarter of 2001, will result in a decrease in distribution expense of approximately $3.2 million annually. In addition, the Company has the right to defer quarterly distribution payments on the Convertible Preferred Securities for up to 20 consecutive quarters. In the fourth quarter of 2000, at the approval of the Board of Directors, the Company deferred its December distribution payment and expects to continue to defer such payments as it continues its ongoing process of reducing leverage and increasing profitability.

     A loss on disposal of assets of $22.8 million in 2000 predominately reflects the sale of a 20-percent equity interest in United Kingdom-based Belgo Group PLC for $8.5 million and the commitment to exit its unprofitable U.S. joint venture investments with Belgo Group PLC and PizzaExpress PLC. The Company also recorded charges to adjust certain assets held for sale, including the office facility in Bedford, Texas, to estimated net realizable value. In addition, certain corporate assets which are not expected to have a future value were written off. Gains on disposal of assets in 1999 and 1998 primarily reflect amounts recognized on the Applebee's divestiture of $7.8 million and $81.3 million, respectively. Applebee's divestiture gains in both 1999 and 1998 were partially offset by net losses incurred on the divestiture of other various assets. The Applebee's divestiture was substantially completed in 1998 with the sale of 233 of 279 Applebee's locations. Sale of the remaining 46 locations was completed in 1999. Gross proceeds related to the divestiture were $514.0 million including $5.6 million in notes outstanding at December 31, 2000, against which an allowance of $1.8 million has been established.

     Income from investments carried at equity reflects the pro-rata share of earnings from the 20-percent equity interest in Belgo Group PLC which was more than offset by losses associated with three restaurants opened in 1999 and 2000 under the joint venture agreements with Belgo Group PLC and PizzaExpress PLC.

     Other expenses relate primarily to amortization of goodwill in addition to other miscellaneous non-operating and typically non-recurring income and expenses. These expenses increased in 2000 primarily due to the incurrence of various tax penalties and the termination of an officer's life insurance policy.

Income Tax Expense

     For 2000, the Company recorded a tax benefit equal to 30.1% of earnings before income taxes and cumulative effect of change in accounting principle. The benefit was generated primarily by losses associated with the asset revaluation and other special charges of $38.2 million and loss on disposal of assets of $22.8 million. The tax benefit recognized in 2000 was significantly reduced by a $6.8 million valuation allowance for deferred tax assets which was recorded as of December 31, 2000. In 1999 and 1998, income tax expense as a percent of earnings before income taxes was 30.9% and 36.7%, respectively. The lower effective tax rate in 1999 as compared to 1998 was due primarily to taxable income generated by the gain on sale of assets in 1998 and a corresponding decrease in the impact of FICA tip credits.

                         Liquidity and Capital Resources

     The Company's historical growth and its historical preference to own the real estate on which its restaurants are situated typically have caused it to be a net user of cash, even after a significant amount of expansion financing was internally generated from operations. In 2000, the Company committed to strategies to reduce its leverage over time. New restaurant development for 2000 and plans for the next several years have been dramatically reduced from historical levels; the leasing of new sites to reduce initial capital will take preference over ownership; and an aggressive program to realize cash from various operating and non-operating assets has been implemented. These initiatives to reduce leverage in 2000 included a $28.4 million sale-leaseback transaction which was completed in the fourth quarter with $20.0 million of the proceeds used to permanently reduce debt under the revolving credit facility. In addition, the Board of Directors approved the suspension of the quarterly $2.0 million dividend payment on its convertible preferred securities. The Company deferred its December 1, 2000 payment and has the right to suspend payment for up to 20 consecutive quarters.

     Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company operates with negative working capital. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of new restaurant openings and the timing of settlement of liabilities. Additional increases in accounts payable and accrued liabilities in 2000 were attributable primarily to (i) accrued expenses related to the fourth quarter decision to close 13 underperforming core brand restaurants, (ii) efforts to reduce leverage through improved cash management which has resulted in an increase in liabilities (related primarily to sales and property taxes and capital expenditures) and (iii) increased gift certificate liabilities generated by marketing initiatives during the 2000 holiday season. Decreases in prepaid expenses and other assets occurred during 2000 due primarily to the reclassification of $11.0 million in notes receivable from executive officers to other noncurrent assets. The maturity of the notes was extended by the Board of Directors to June 30, 2002 and the interest rate was increased to 11.5%. Additional increases in other assets were due to the $6.8 million loss on the Hops sale-leaseback transaction which was deferred and is being amortized over the initial 20-year term of the lease as an addition to rent expense.

     Principal financing sources in 2000 consisted of proceeds of $28.4 million from the fourth quarter sale-leaseback transaction, cash generated from operations of $28.0 million, and proceeds from the disposal of assets and collection notes receivable of $14.1 million. The primary use of funds consisted of capital expenditures of $53.8 million and repayment of $21.7 million under revolving credit commitments.

     At December 31, 2000, the Company had one revolving credit facility which was entered into in 1999 with an initial total credit availability of $125.0 million and maturing in June 2002. On April 3, 2000, the Company executed an amendment to the agreement which, among other things, reduced the credit availability under the facility by $10.0 million on each October 1, 2000 and December 31, 2000 with additional quarterly commitment reductions of $7.5 million beginning on April 4, 2001. In conjunction with the amendment, the Company secured the facility with substantially all of its assets. As of December 31, 2000, the commitment reduction requirements through April 4, 2001 had been satisfied and revolving credit availability totaled $96.8 million of which $6.0 million was unused and available.

     On April 2, 2001, the Company executed an amended and restated credit agreement which, among other things, increases the commitment reductions to $10.0 million on May 31, 2001, September 4, 2001 and December 31, 2001. The remaining commitment of $65.8 million matures on March 29, 2002. The Company also agreed to limit capital expenditures to $23.0 million in 2001 and to forgo making any cash dividend payments on its common stock. In addition, the amended facility contains certain restructuring fees, including approximately $0.9 million which will accrue during the period from April 2, 2001 through September 4, 2001, plus an additional fee equal to two percent of the total outstanding obligation under the facility at September 4, 2001. Also on September 4, 2001, the Company will be required to deliver to the lender, warrants to acquire Avado common stock equal to five percent of the outstanding shares, subject to a call feature, exercisable at the Company's option, to redeem the warrants at a fixed price equal to two percent of the total outstanding obligation under the facility at September 4, 2001. In addition, the Company has interest payments on its senior and subordinated notes, which approximate $11.6 million in June and December 2001.

     The Company is investigating various alternatives to refinance its credit facility and management anticipates it will be able to successfully complete such refinancing prior to September 4, 2001. Should efforts to refinance the facility be unsuccessful, management believes that cash flow from operations and liquidation of other assets should be sufficient to satisfy its revolving credit facility obligations of $30.0 million (including the $10.0 million December 31, 2001 payment), interest payments on its senior and subordinated notes of approximately $23.1 million and capital expenditures of $23.0 million in 2001. While management believes that cash flow from operations, supplemented by sales of closed restaurant properties and other assets held for sale will be sufficient to meet its obligations, these proposed sales of assets are not presently subject to binding agreements. There can be no assurance that the Company will be able to satisfy its revolving credit, interest payment and capital expenditures in 2001, without generating proceeds from sales of these assets.

         As amended, terms of the Company's notes and revolving credit agreement include various provisions which, among other things, require the Company to (i) maintain defined net worth and coverage ratios, (ii) maintain defined leverage ratios, (iii) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (iv) limit certain payments. The amended credit agreement also requires that a defined quarterly earnings before interest, taxes, depreciation and amortization amount be achieved. In addition, the revolving credit agreement and notes contain cross-default provisions. As amended on April 2, 2001, the Company was in compliance with the various provisions.

     Capital expenditures in 2000 provided for the opening of ten Hops, six McCormick & Schmick's, two Don Pablo's and one Canyon Cafe restaurant in addition to maintenance capital for existing restaurants. In 2001, the Company anticipates opening four new restaurants including three McCormick & Schmick's and one Hops restaurant. Capital requirements for the construction of these restaurants are expected to approximate $8 to $12 million with maintenance capital for existing restaurants expected to be an additional $8 to $10 million. The Company does not currently have any capital commitments extending beyond 2001 and will evaluate potential new restaurant openings in 2002 based on its capital availability.

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

                           Forward-Looking Information

     Certain information contained in this annual report, particularly information regarding the future economic performance and finances, restaurant development plans, capital requirements and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the casual dining restaurant industry, which remains intense; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new restaurant development; government monetary and fiscal policies; laws and regulations; and governmental initiatives such as minimum wage rates and taxes. Other factors that may cause actual results to differ from the forward-looking statements contained in this release and that may affect the Company's prospects in general are described in Exhibit 99.1 to the Company's Form 10-Q for the fiscal quarter ended April 2, 2000, and the Company's other filings with the Securities and Exchange Commission.

                          New Accounting Pronouncements

     As of the beginning of the fourth quarter of 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its amendments SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities", (collectively referred to as SFAS

133). SFAS 133 requires all derivative financial instruments to be recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The adoption of SFAS 133 was recorded as a cumulative effect of change in accounting principle and resulted in a cumulative effect charge of $10.0 million ($6.3 million net of tax benefit).

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

     In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was issued. SFAS 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001, the Statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its business, the Company does not expect a material change to its results of operations as a result of adopting SFAS 140.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates primarily to variable U.S.-based rates and foreign-based rate obligations on the Company's revolving credit agreement and a fixed to floating interest rate swap agreement. Interest rate swap agreements have historically been utilized to manage overall borrowing costs and balance fixed and floating interest rate obligations. Currently the Company has only one such swap agreement in place. Under the agreement, which has a $115.0 million notional amount and terminates on March 1, 2008, the Company pays an average of certain foreign LIBOR-based variable rates (8.5% at December 31, 2000) and receives a fixed 7% rate tied to the Convertible Preferred Securities. The agreement has served to reduce the Company's exposure to U.S. interest rates and also contains an interest rate cap which further limits interest rate exposure.

     At the beginning of the fourth  quarter of 2000,  the Company  adopted SFAS
133. Although the Company's swap agreement is an effective diversification of interest rate exposure, it does not qualify for fair value hedge accounting under SFAS 133. As such, the Company has recorded the swap agreement at fair value in the December 31, 2000 consolidated balance sheet and will record fluctuations in the fair value on a mark-to-market basis as an adjustment to interest expense. At December 31, 2000, the settlement or fair market value of the agreement was $8.9 million. If interest rates related to the swap agreement increased by 100 basis points over the rates in effect at December 31, 2000, interest expense for fiscal 2001 would not be materially impacted due to the interest rate cap protection which limits the rate paid by the Company to 8.5%. However, a decrease in rates could result in a significant fair value increase. Such a decrease followed by an increase in rates could result in significant volatility in the fair value of the contract. If a 100 basis point interest rate increase occurred in the Company's variable U.S.-based rate obligations, interest expense in fiscal 2001 would increase by $0.9 million. This amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost. In the event of a change of such magnitude, management could take actions to further mitigate interest rate exposures.

     The Company purchases certain commodities such as beef, chicken, flour and cooking oil. Purchases of these commodities are generally based on vendor agreements which often contain contractual features that limit the price paid by establishing price floors or caps. As commodity price aberrations are generally short-term in nature and have not historically had a significant impact on operating performance, financial instruments are not used to hedge commodity price risk.

Item 8. Financial Statements and Supplementary Data

Avado Brands, Inc.
Consolidated Statements of Earnings

(In thousands, except per share data)
Fiscal Year Ended                                                        2000           1999            1998
------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Canyon Cafe                                                      $      39,598          43,319         48,187
    Don Pablo's                                                            297,347         309,863        270,399
    Hops                                                                   186,500         144,488        106,329
    McCormick & Schmick's                                                  162,350         125,613        102,489
    Applebee's                                                                   -          21,176        335,288
------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                           685,795         644,459        862,692
------------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
    Food and beverage                                                      198,527         182,896        241,689
    Payroll and benefits                                                   219,529         200,820        279,274
    Depreciation and amortization                                           24,865          20,519         17,014
    Other operating expenses                                               176,058         157,566        202,994
------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                              618,979         561,801        740,971
------------------------------------------------------------------------------------------------------------------
General and administrative expenses                                         38,222          38,011         46,150
Asset revaluation and other special charges                                 38,200           2,186          2,940
------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                     (9,606)         42,461         72,631
------------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                                                  (38,262)        (24,073)       (25,313)
    Distribution expense on preferred securities                            (7,195)         (8,050)        (8,205)
    Gain (loss) on disposal of assets                                      (22,828)          1,972         72,547
    Income (loss) from investments carried at equity                           (69)           (311)         1,025
    Other, including goodwill amortization                                  (7,119)         (4,079)        (5,641)
------------------------------------------------------------------------------------------------------------------
          Total other income (expense)                                     (75,473)        (34,541)        34,413
------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and cumulative
    effect of change in accounting principle                               (85,079)          7,920        107,044
Income taxes                                                               (25,600)          2,450         39,300
------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of change
    in accounting principle                                                (59,479)          5,470         67,744
------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
    principle, net of tax benefit                                           (6,255)              -         (1,461)
------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                  $     (65,734)          5,470         66,283
==================================================================================================================

Basic earnings (loss) per common share:
    Basic earnings (loss) before cumulative effect of
        change in accounting principle                               $       (2.31)           0.20           1.85
    Cumulative effect of change in accounting principle                      (0.24)              -          (0.04)
------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                               $       (2.55)           0.20           1.81
==================================================================================================================

Diluted earnings (loss) per common share:
    Diluted earnings (loss) before cumulative effect of
        change in accounting principle                               $       (2.31)           0.20           1.65
    Cumulative effect of change in accounting principle                      (0.24)              -          (0.03)
------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                             $       (2.55)           0.20           1.62
==================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets

(In thousands, except share data)
Fiscal Year End                                                                          2000             1999
--------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                      $       402           11,267
      Accounts receivable                                                                  7,621            7,257
      Inventories                                                                          9,418            9,097
      Prepaid expenses and other                                                           3,535           17,399
      Assets held for sale                                                                13,855            1,205
--------------------------------------------------------------------------------------------------------------------
          Total current assets                                                            34,831           46,225

Premises and equipment, net                                                              379,938          424,968
Goodwill, net                                                                            132,012          135,176
Investments in and advances to unconsolidated affiliates                                       -           17,411
Deferred income tax benefit                                                               18,900                -
Other assets                                                                              44,000           32,816
--------------------------------------------------------------------------------------------------------------------
                                                                                     $   609,681          656,596
====================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                               $    31,568           17,923
      Accrued liabilities                                                                 64,567           38,424
      Current installments of long-term debt                                              15,034               11
      Income taxes                                                                        30,164           28,159
--------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                     141,333           84,517

Long-term debt                                                                           291,507          328,076
Deferred income tax liability                                                                  -            8,943
Other long-term liabilities                                                               16,024            7,436
--------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                             448,864          428,972
--------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
      Brands, Inc. 7% convertible subordinated debentures
      due March 1, 2027                                                                   72,865          115,000

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                          -                -
      Common stock, $0.01 par value. Authorized - 75,000,000 shares;
          issued - 40,478,760 in 2000 and 1999;
          outstanding - 28,206,673 in 2000 and 25,321,047 in 1999                            405              405
      Additional paid-in capital                                                         147,809          144,872
      Retained earnings                                                                  100,571          166,305
      Accumulated other comprehensive income                                                   -             (278)
      Treasury stock at cost; 12,272,087 shares in 2000 and 15,157,713 in 1999          (160,833)        (198,680)
--------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                     87,952          112,624
--------------------------------------------------------------------------------------------------------------------
                                                                                     $   609,681          656,596
====================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income

                                                                                             Accumulated
                                                                        Additional              Other                     Total
                                                     Common Stock        Paid-in   Retained  Comprehensive   Treasury  Shareholders'
(In thousands, except per share data)             Shares       Amount    Capital   Earnings     Income        Stock      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1997                      40,479         $405   $145,269    $97,905          -       ($22,797)   $220,782
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings                                      -            -          -     66,283          -              -      66,283
     Foreign currency translation adjustment           -            -          -          -        $24              -          24
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                             -            -          -     66,283         24              -      66,307
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of common stock                               -            -          -          -          -        (92,028)    (92,028)
Common stock issued to benefit plans                   -            -         36          -          -            370         406
Exercise of options                                    -            -        (65)         -          -            213         148
Settlement of equity forward contracts                 -            -    (81,809)         -          -              -     (81,809)
Cash dividends ($0.0475 per share)                     -            -          -     (1,777)         -              -      (1,777)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 3, 1999                        40,479          405     63,431    162,411         24       (114,242)    112,029
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings                                      -            -          -      5,470          -              -       5,470
     Foreign currency translation adjustment           -            -          -          -       (302)             -        (302)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                             -            -          -      5,470       (302)             -       5,168
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of common stock                               -            -          -          -          -        (85,538)    (85,538)
Common stock issued to benefit plans                   -            -       (368)         -          -          1,100         732
Settlement of equity forward contracts                 -            -     81,809          -          -              -      81,809
Cash dividends ($0.0575 per share)                     -            -          -     (1,576)         -              -      (1,576)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 2, 2000                        40,479          405    144,872    166,305       (278)      (198,680)    112,624
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings (loss)                               -            -          -    (65,734)         -              -     (65,734)
     Foreign currency translation adjustment           -            -          -          -        278              -         278
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                      -            -          -    (65,734)       278              -     (65,456)
-----------------------------------------------------------------------------------------------------------------------------------
Conversion of convertible preferred securities         -            -      3,366          -          -         37,335      40,701
Common stock issued to benefit plans                   -            -       (429)         -          -            512          83
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                      40,479         $405   $147,809   $100,571          -      ($160,833)    $87,952
===================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows

(In thousands)
Fiscal Year Ended                                                                    2000          1999          1998
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings (loss)                                                      $    (65,734)       5,470        66,283
      Adjustments to reconcile net earnings (loss) to net cash
           provided by operating activities:
               Depreciation and amortization                                         33,122       26,176        23,221
               Deferred income taxes                                                (25,710)         743        (6,031)
               Asset revaluation and other special charges                           38,200        2,186         2,940
               Loss (gain) on disposal of assets                                     22,828       (1,972)      (72,547)
               Cumulative effect of change in accounting principle, net of taxes      6,255            -         1,461
               Loss (gain) on interest rate swap                                     (1,150)           -             -
               Loss (income) from investments carried at equity                          69          311        (1,025)
               (Increase) decrease in assets:
                    Accounts receivable                                              (2,180)       1,863          (141)
                    Inventories                                                      (1,078)      (1,472)       (2,260)
                    Prepaid expenses and other                                          819           45         2,736
                Increase (decrease) in liabilities:
                     Accounts payable                                                16,062       (7,511)        3,655
                     Accrued liabilities                                              3,037      (11,720)       (7,665)
                     Income taxes                                                     3,622           68        28,091
                     Other long-term liabilities                                       (183)        (565)        2,309
---------------------------------------------------------------------------------------------------------------------------
                         Net cash provided by operating activities                   27,979       13,622        41,027
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                          (53,808)     (84,394)     (142,841)
      Proceeds from sale-leaseback                                                   28,371            -             -
      Proceeds from notes receivable and disposal of assets, net                     14,074       87,152       373,814
      Investments in and advances to unconsolidated affiliates                       (3,099)      (2,475)      (15,057)
      Additions to noncurrent assets                                                 (2,692)        (969)      (24,633)
---------------------------------------------------------------------------------------------------------------------------
                         Net cash provided by (used in) investing activities        (17,154)        (686)      191,283
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net repayment of revolving credit agreements                                  (21,667)     (27,920)     (114,726)
      Proceeds from issuance of long-term debt                                            -       95,467             -
      Principal payments on long-term debt                                              (23)         (32)       (8,500)
      Dividends declared and paid                                                         -       (1,576)       (1,777)
      Proceeds from issuance of common stock                                              -            -           148
      Purchase of treasury stock                                                          -      (85,538)      (92,028)
      Net collateral payments on equity forward contracts                                 -       10,714       (10,714)
---------------------------------------------------------------------------------------------------------------------------
                         Net cash provided by (used in) financing activities        (21,690)      (8,885)     (227,597)
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                (10,865)       4,051         4,713
Cash and cash equivalents at the beginning of the period                             11,267        7,216         2,503
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                             $        402       11,267         7,216
===========================================================================================================================

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Avado Brands, Inc., including its wholly owned subsidiaries (the "Company"), is a multi-concept restaurant company owning and operating restaurants in 33 states plus the District of Columbia. At December 31, 2000, the Company operated 139 Don Pablo's Mexican Kitchen restaurants ("Don Pablo's"), 75 Hops Restaurant o Bar o Brewery restaurants ("Hops"), 32 McCormick & Schmick's seafood dinner houses ("McCormick & Schmick's") and 17 Canyon Cafe restaurants ("Canyon Cafe"). All of these brands (the "core" brands) are owned on a proprietary basis. At year end, the Company also operated three restaurants under joint venture agreements with Belgo Group PLC ("Belgo") and PizzaExpress PLC ("PizzaExpress"). Subsequent to year end, the Company closed 13 core brand restaurant locations including eight Don Pablo's, three Canyon Cafes and two Hops restaurants and exited from both of its joint venture investments.

Basis of Presentation - The consolidated financial statements include the accounts of Avado Brands, Inc. and its wholly owned subsidiaries. Investments in 20%- to 50%-owned affiliates and partnerships, over which the Company has limited or shared control, are accounted for on the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results may ultimately differ from estimates.

Fiscal Year - The Company's fiscal year is a 52- or 53-week year ending on the Sunday closest to December 31. Accordingly, the accompanying consolidated financial statements are as of and for the 52 weeks ended December 31, 2000 ("2000"), the 52 weeks ended January 2, 2000 ("1999") and the 53 weeks ended January 3, 1999 ("1998"). All general references to years relate to fiscal years unless otherwise noted.

Cash Equivalents - Cash equivalents include all highly liquid investments which have original maturities of three months or less.

Inventories - Inventories consist primarily of food, beverages and supplies and are stated at the lower of cost (using the first-in, first-out method) or market.

Assets Held for Sale - Assets held for sale are stated at the lower of cost or estimated net realizable value and include primarily office facilities, non-operating restaurants and undeveloped real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Company does not recognize depreciation or amortization expense during the period in which assets are being held for sale.

Premises and Equipment - Premises and equipment are stated at cost. Depreciation of premises and equipment is calculated using the straight-line method over the estimated useful lives of the related assets, which approximates 30 years for buildings and seven years for equipment. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, including renewal periods, or the estimated useful life of the asset (Note 4).

Development Costs - Certain direct and indirect costs are capitalized in conjunction with acquiring land and leaseholds and developing new restaurant sites and amortized over the life of the related building. Development costs were capitalized as follows: $2.9 million in 2000, $4.1 million in 1999 and $5.0 million in 1998.

Goodwill - Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized over the expected period to be benefitted, typically 40 years, using the straight-line method. Recoverability of this intangible asset is determined by assessing whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Accumulated amortization of goodwill amounted to $12.9 million at December 31, 2000 and $9.4 million at January 2, 2000. Amortization expense was $3.6 million in 2000, $3.5 million in 1999 and $3.4 million in 1998.

Deferred Loan and Lease Costs - Deferred loan costs include the costs associated with obtaining revolving credit commitments and the issuance of public debt instruments and the Company's Convertible Preferred Securities (Notes 6 and 8). These costs are amortized on a straight-line basis over the term of the related security. Deferred lease costs are related to the Company's master equipment lease and 2000 sale-leaseback transaction (Note 9). Deferred lease costs are amortized on a straight-line basis over the base lease terms (Note 5).

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

Advertising - Advertising is expensed in the period covered by the related promotions. Total advertising expense included in other operating expenses was $34.6 million in 2000, $28.7 million in 1999 and $32.6 million in 1998, in addition to amounts paid to the franchisor of Applebee's in 1999 and 1998.

Foreign Currency Translation - Investments in foreign affiliates are translated into U.S. Dollars at the period-end exchange rate, while net earnings are translated at the average exchange rate during the period. The resulting translation adjustments are recorded as a separate component of shareholders' equity and comprehensive income.

Stock-Based Compensation - Stock-based compensation is determined using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (Note 15).

Derivative Financial Instruments - As of the beginning of the fourth quarter of 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its amendments SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities", (collectively referred to as SFAS 133). SFAS 133 requires all derivative financial instruments to be recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The adoption of SFAS 133 was recorded as a cumulative effect of change in accounting principle and resulted in a charge of $10.0 million ($6.3 million net of tax benefit).

Accounting for the changes in the fair value of derivative financial instruments under SFAS 133 is dependent on whether the instrument qualifies for hedge accounting. The Company has one fixed-to-floating interest rate swap transaction which was impacted by the adoption of SFAS 133. This swap transaction represents a diversification of the Company's interest rate exposures but does not qualify for fair value hedge accounting under SFAS 133. As such, changes in fair value of the instrument are recognized as a component of interest expense as they occur. In the fourth quarter, the Company recognized a $1.1 million reduction to interest expense generated by changes in the instrument's fair value.

The counterparty to the Company's interest rate contract is a major financial institution with which the Company also has other financial relationships. Exposure to credit loss exists in the event of nonperformance by the counterparty. However, the Company does not anticipate nonperformance by the other party and no material loss would be expected from their nonperformance.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (Note 13).

Reclassifications - Certain accounts have been reclassified in the 1999 and 1998 financial statements to conform with the 2000 classifications.

Note 2 - Asset Revaluation and Other Special Charges

Asset revaluation and other special charges totaled $38.2 million in 2000. These charges, which were predominately noncash, reflect the fourth quarter decision to close 13 underperforming core brand restaurants including four Don Pablo's, three Canyon Cafes and two Hops restaurants which were closed in early January 2001 and four additional Don Pablo's which were closed on March 29, 2001. In 2000, these 13 locations generated a combined operating loss of $3.2 million. The Company recorded a $22.3 million charge related to these closings which included adjusting the underlying fixed assets to estimated net realizable value as well as accruals for lease terminations and other related closing costs. The Company also recorded an asset revaluation charge of $11.1 million generated primarily by the lack of significant new restaurant development planned for the next several years including the write off of costs associated with sites that are no longer expected to be developed in addition to other related development costs which are not anticipated to be fully recoverable. In addition, in connection with the consolidation of the Don Pablo's and Canyon Cafe office facilities and the conclusion of the strategic alternatives evaluation, the Company recorded charges in the second and third quarters of $3.2 million related to employee severance and other costs associated with the office consolidations and $1.6 million associated with the completion of the strategic alternatives evaluation.

In 1999 and 1998, the Company recorded special charges of $2.2 million and $2.9 million, respectively. A portion of the 1999 charges reflected fees paid in conjunction with the evaluation of strategic alternatives. The remainder of the 1999 special charge as well as the 1998 special charge related primarily to programs initiated at Don Pablo's, Canyon Cafe and the Company's corporate headquarters to reorganize management and reduce overhead costs, including payroll and employee termination and severance costs. At December 31, 2000, all amounts related to the 1999 and 1998 charges had been paid.

The major components of asset revaluation and other special charges follow (amounts in thousands):

                                                       2000      1999      1998
--------------------------------------------------------------------------------
Write down of premises and equipment for
  restaurant closings                              $ 16,499         -         -
Accruals for lease termination and other
  closing costs                                       5,776         -         -
Asset revaluations                                   11,076         -         -
Office consolidation expenses                         1,919         -         -
Strategic alternatives evaluation expenses            1,645       776         -
Severance and other payroll related costs             1,285     1,410     2,160
Other                                                     -         -       780
--------------------------------------------------------------------------------
Total asset revaluation and other special charges  $ 38,200     2,186     2,940
--------------------------------------------------------------------------------

Note 3 - Equity and Joint Venture Investments

During 1998, the Company acquired a 20-percent interest in Belgo Group PLC, a public restaurant company based in the United Kingdom. The Company invested a total of $15.2 million to acquire and maintain its 20-percent interest. In the fourth quarter of 2000, the Company sold its interest for total proceeds of $8.5 million. The transaction, including the write off of undistributed earnings and the recognition of foreign currency translation losses, resulted in a $9.1 million loss which is included in "Gain (loss) on disposal of assets" in the accompanying consolidated statement of earnings.

Also in the fourth quarter of 2000, the Company committed to exit from its unprofitable U.S. joint-venture investments with Belgo Group PLC and PizzaExpress PLC. The venture with Belgo Group PLC operated one Belgo restaurant in New York city while the venture with PizzaExpress PLC operated two San Marzano restaurants located in Philadelphia and Washington D.C. In the first quarter of 2001, the Belgo location was closed and the Company sold its interest in the two San Marzano restaurants to PizzaExpress for $0.3 million. The fourth quarter commitment to exit these businesses resulted in a loss on disposal of assets of $3.6 million.

Note 4 - Premises and Equipment

A summary of premises and equipment at December 31, 2000 and January 2, 2000 follows (amounts in thousands):
                                                         2000            1999
--------------------------------------------------------------------------------
Land                                                $  48,547          71,930
Buildings                                              85,123         110,808
Buildings subject to ground leases                    145,275         139,300
Equipment                                             124,440         109,314
Leasehold improvements                                 56,942          45,764
Construction in progress                               12,135          19,395
--------------------------------------------------------------------------------
Total premises and equipment                          472,462         496,511
Less accumulated depreciation and amortization         92,524          71,543
--------------------------------------------------------------------------------
Premises and equipment, net                         $ 379,938         424,968
--------------------------------------------------------------------------------

Note 5 - Other Assets

A summary of other assets at December 31, 2000 and January 2, 2000 follows (amounts in thousands):

                                                         2000            1999
--------------------------------------------------------------------------------
Deferred loan and lease costs                       $  16,010          17,461
Officer notes receivable                               11,000               -
Deferred loss on sale-leaseback                         6,828               -
Liquor licenses                                         2,906           2,799
Long-term portion of notes receivable                   3,210           4,683
Other                                                   4,046           7,873
--------------------------------------------------------------------------------
Total other assets                                  $  44,000          32,816
--------------------------------------------------------------------------------

Note 6 - Long-Term Debt

Long-term debt at December 31, 2000 and January 2, 2000 consisted of the following (amounts in thousands):

                                                         2000            1999
--------------------------------------------------------------------------------
Revolving credit agreement, secured
   (11.5% at December 31, 2000)                      $ 90,832         112,500
Senior Notes, unsecured                               116,500         116,500
Senior Subordinated Notes, unsecured                   98,777          98,633
Other                                                     432             454
--------------------------------------------------------------------------------
Total long-term debt                                  306,541         328,087
Less current installments                              15,034              11
--------------------------------------------------------------------------------
Total long-term debt, excluding current installments $291,507         328,076
--------------------------------------------------------------------------------

At December 31, 2000, the Company had one revolving credit facility which was entered into in 1999 with an initial total credit availability of $125.0 million and maturing in June 2002. On April 3, 2000, the Company executed an amendment to the agreement which, among other things, reduced the credit availability under the facility by $10.0 million on each October 1, 2000 and December 31, 2000 with additional quarterly commitment reductions of $7.5 million beginning on April 4, 2001. In conjunction with the amendment, the Company secured the facility with substantially all of its assets. As of December 31, 2000, the commitment reduction requirements through April 4, 2001 had been satisfied and revolving credit availability totaled $96.8 million of which $6.0 million was unused and available.

In 1999, the Company issued $100.0 million of 11.75% Senior Subordinated Notes priced to yield 12.0% and due in June 2009. In 1996, $125.0 million of 9.75% Senior Notes were issued under a $200.0 million shelf registration and are due in June 2006. In 1998, the Company repurchased $8.5 million of these notes. Interest on both note issues are payable semi-annually in June and December.

At December 31, 2000, the aggregate estimated fair value, based on trading prices, of the unsecured Senior Notes and Senior Subordinated Notes was $47.3 million compared to the carrying value of $215.3 million. The Company believes the fair value of its current assets and liabilities and its revolving credit facility, approximates book value since the current assets and liabilities are short-term in nature and the revolving credit facility is secured by substantially all assets of the Company.

The aggregate annual maturities of long-term debt for the years subsequent to December 31, 2000 are as follows: 2001 - $15.0 million, 2002 - $75.8 million, 2006 - $116.5 million, 2009 - $98.8 million and $0.4 million thereafter.

Note 7 - Liquidity

On April 2, 2001, the Company executed an amended and restated credit agreement which, among other things, increases the commitment reductions to $10.0 million on May 31, 2001, September 4, 2001 and December 31, 2001. The remaining commitment of $65.8 million matures on March 29, 2002. The Company also agreed to limit capital expenditures to $23.0 million in 2001 and to forgo making any cash dividend payments on its common stock. In addition, the amended facility contains certain restructuring fees, including approximately $0.9 million which will accrue during the period from April 2, 2001 through September 4, 2001, plus an additional fee equal to two percent of the total outstanding obligation under the facility at September 4, 2001. Also on September 4, 2001, the Company will be required to deliver to the lender, warrants to acquire Avado common stock equal to five percent of the outstanding shares, subject to a call feature, exercisable at the Company's option, to redeem the warrants at a fixed price equal to two percent of the total outstanding obligation under the facility at September 4, 2001. In addition, the Company has interest payments on its senior and subordinated notes, which approximate $11.6 million in June and December 2001.

     The Company is investigating various alternatives to refinance its credit facility and management anticipates it will be able to successfully complete such refinancing prior to September 4, 2001. Should efforts to refinance the facility be unsuccessful, management believes that cash flow from operations and liquidation of other assets should be sufficient to satisfy its revolving credit facility obligations of $30.0 million (including the $10.0 million December 31, 2001 payment), interest payments on its senior and subordinated notes of approximately $23.2 million and capital expenditures of $23.0 million in 2001. While management believes that cash flow from operations, supplemented by sales of closed restaurant properties and other assets held for sale will be sufficient to meet its obligations, these proposed sales of assets are not presently subject to binding agreements. There can be no assurance that the Company will be able to satisfy its revolving credit, interest payment and capital expenditures in 2001, without generating proceeds from sales of these assets.

As amended, terms of the Company's notes and revolving credit agreement include various provisions which, among other things, require the Company to (i) maintain defined net worth and coverage ratios, (ii) maintain defined leverage ratios, (iii) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (iv) limit certain payments. The amended credit agreement also requires that a defined quarterly earnings before interest, taxes, depreciation and amortization amount be achieved. In addition, the revolving credit agreement and notes contain cross-default provisions. As amended on April 2, 2001, the Company was in compliance with the various provisions.

Note 8 - Convertible Preferred Securities

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

The Convertible Preferred Securities are convertible until 2027 at an initial rate of 3.3801 shares of Avado Brands common stock for each security (equivalent to a conversion price of $14.793 per share). A guarantee has been executed by Avado Brands with regard to the Convertible Preferred Securities. The guarantee, when taken together with the obligations under the Convertible Debentures, the indenture pursuant to which the Convertible Debentures were issued, and the declaration of trust of Avado Financing I, provides a full and unconditional guarantee of amounts due under the Convertible Preferred Securities.

Distribution expense related to the Convertible Preferred Securities decreased in 2000 as a result of the fourth quarter conversion, at the holders' option, of 842,692 of the securities into 2,848,383 shares of common stock which were issued from treasury. An additional 82,123 of the securities were converted in the first quarter of 2001. The Company, consistent with its right to defer quarterly distribution payments on the Convertible Preferred Securities for up to 20 consecutive quarters, deferred its December distribution payment and expects to continue to defer such payments during its ongoing process of reducing debt and increasing profitability.

Note 9 - Leases

Various leases are utilized for land, buildings, equipment and office facilities. Land and building lease terms typically range from 10 to 20 years, with renewal options ranging from five to 20 years. Equipment lease terms generally range from four to eight years. In the normal course of business, some leases are expected to be renewed or replaced by leases on other properties.

In October 2000, the Company completed a sale-leaseback transaction involving 20 Hops restaurant properties. The transaction included the sale of the land and buildings for total consideration of $28.4 million. The lease covers an initial term of 20 years with options to extend the lease for four periods of five years each. Rent expense during the first year of the initial term will be approximately $3.4 million and will escalate by 1.2% each year thereafter. The transaction, which has been accounted for as an operating lease, resulted in a $6.8 million loss which is being amortized over the initial 20 year term of the lease as an addition to rent expense. The Company used $20.0 million of the proceeds from the sale-leaseback to permanently reduce the obligation under its revolving credit facility.

The Company also has a $30.0 million master equipment lease agreement. The agreement provides for the rental of restaurant equipment for a five-year period. This agreement has been accounted for as an operating lease for financial reporting purposes.

Future minimum lease payments under noncancelable operating leases, including the sale-leaseback transaction, at December 31, 2000 are as follows (amounts in thousands):

        2001                                        $  34,266
        2002                                           34,680
        2003                                           31,781
        2004                                           27,673
        2005                                           26,117
        Later years                                   173,133
        -------------------------------------------------------
        Total minimum payments                      $ 327,650
        -------------------------------------------------------

Future minimum lease payments do not include amounts payable for maintenance costs, real estate taxes, insurance, etc., or contingent rentals payable based on a percentage of sales in excess of stipulated amounts for restaurant facilities. Total rental expense related to cancelable and noncancelable operating leases was $32.6 million in 2000, $27.9 million in 1999 and $ 27.5 million in 1998. Rental expense included contingent rentals of $3.1million in 2000, $2.1 million in 1999 and $2.3 million in 1998.

Note 10 - Accrued Liabilities

A summary of accrued liabilities at December 31, 2000 and January 2, 2000 follows (amounts in thousands):

                                                         2000            1999
--------------------------------------------------------------------------------
Payroll and related benefits                         $ 14,490          13,417
Taxes other than payroll and income                    15,817           6,224
Restaurant closings and divestitures                    7,257             840
Insurance                                               5,813           5,210
Gift certificates                                       5,584           4,794
Interest                                                4,708           2,764
Other                                                  10,898           5,175
--------------------------------------------------------------------------------
Total accrued liabilities                            $ 64,567          38,424
--------------------------------------------------------------------------------

Note 11 - Earnings Per Share Information

The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

                                                                                2000           1999            1998
--------------------------------------------------------------------------------------------------------------------
Average number of common shares used in basic calculation                     25,729         27,576          36,612
Additional shares issuable pursuant to employee stock
   option plans at period-end market price                                         -              -               9
Shares issuable on assumed conversion of Convertible
    Preferred Securities                                                           -*             -*          7,774
--------------------------------------------------------------------------------------------------------------------
Average number of common shares used in diluted calculation                   25,729         27,576          44,395
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of change in
   accounting principle                                                    $ (59,479)         5,470          67,744
Cumulative effect of change in accounting principle, net of tax               (6,255)             -          (1,461)
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                          (65,734)         5,470          66,283
Distribution savings on assumed conversion of Convertible
   Preferred Securities, net of income taxes                                       -*             -*          5,415
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss) for computation of diluted earnings
   per common share                                                        $ (65,734)         5,470          71,698
--------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) before cumulative effect of change in
   accounting principle                                                    $   (2.31)          0.20            1.85
Cumulative effect of change in accounting principle                            (0.24)             -           (0.04)
--------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                                     $   (2.55)          0.20            1.81
--------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) before cumulative effect of change in
   accounting principle                                                    $   (2.31)          0.20            1.65
Cumulative effect of change in accounting principle                            (0.24)             -           (0.03)
--------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                                   $   (2.55)          0.20            1.62
--------------------------------------------------------------------------------------------------------------------

     * Inclusion of the shares related to the Convertible Preferred Securities results in an increase to earnings (loss) per share ("EPS") in 2000 and 1999. As those shares are antidilutive, they are excluded from the computation of diluted EPS.

Note 12 - Supplemental Cash Flow Information

The following supplements the consolidated statements of cash flows (amounts in thousands):

                                                    2000        1999       1998
--------------------------------------------------------------------------------
Interest paid (net of amounts capitalized)     $  35,849      23,322     25,739
Distributions on preferred securities          $   6,038       8,050      8,050
Income taxes paid (refunded)                   $  (3,512)      1,639     14,487
--------------------------------------------------------------------------------

During 1999, the Company sold 46 Applebee's restaurants. The 1999 consolidated balance sheet reflects changes in asset and liability accounts related to the divestiture of these restaurants as follows: decrease in assets held for sale of $68.6 million, decrease in assets not classified as held for sale of $1.1 million and increase in accrued liabilities of $1.0 million.

Note 13 - Income Taxes

The components of the provision for income taxes for the years ended December 31, 2000, January 2, 2000 and January 3, 1999 are as follows (amounts in thousands):

                                                 Current    Deferred      Total
--------------------------------------------------------------------------------
2000:
Federal                                        $  (3,806)    (19,238)   (23,044)
State                                                166      (2,722)    (2,556)
--------------------------------------------------------------------------------
Total                                          $  (3,640)    (21,960)   (25,600)
--------------------------------------------------------------------------------
1999:
Federal                                        $   1,346         596      1,942
State                                                361         147        508
--------------------------------------------------------------------------------
Total                                          $   1,707         743      2,450
--------------------------------------------------------------------------------
1998:
Federal                                        $  36,035      (3,861)    32,174
State                                              9,296      (2,170)     7,126
--------------------------------------------------------------------------------
Total                                          $  45,331      (6,031)    39,300
--------------------------------------------------------------------------------

A reconciliation of the Federal statutory income tax expense (benefit) rate to the effective income tax rate applied to earnings (loss) before income taxes in the accompanying consolidated statements of earnings for the years ended December 31, 2000, January 2, 2000 and January 3, 1999 follows:

                                                    2000        1999       1998
--------------------------------------------------------------------------------
Tax (benefit) at federal statutory rate            (35.0)%      35.0%      35.0%
Increase (decrease) in taxes due to:
  State income tax, net of federal benefit          (2.6)        2.8        4.1
  FICA tip and targeted jobs tax credits            (2.8)      (25.7)      (3.4)
Valuation allowance for deferred tax assets          8.0           -          -
Nondeductible goodwill                               1.2        13.5        1.0
Other, net                                           1.1         5.3          -
--------------------------------------------------------------------------------
Effective tax (benefit) rate                       (30.1)%      30.9%      36.7%
--------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and January 2, 2000 are presented below (amounts in thousands):

                                                                2000       1999
--------------------------------------------------------------------------------
FICA tip credits not yet taken for federal tax purposes     $ 24,554     13,492
Asset impairment charges recorded for financial statement
  purposes but not yet taken for tax purposes                 18,760      5,919
Net operating loss carryforwards not yet taken for tax
  purposes                                                     8,628          -
Other                                                          7,912      6,412
Valuation allowance for deferred tax assets                   (6,821)         -
--------------------------------------------------------------------------------
Total deferred tax assets                                     53,033     25,823
--------------------------------------------------------------------------------
Depreciation and amortization taken for tax purposes in
  excess of amounts taken for financial reporting purposes   (29,790)   (30,474)
Other                                                         (4,343)    (4,292)
--------------------------------------------------------------------------------
Deferred tax asset (liability)                              $ 18,900     (8,943)
--------------------------------------------------------------------------------

A $6.8 million valuation allowance for deferred tax assets was initially recorded for the year ended December 31, 2000, whereas none was recorded as of January 2, 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not the Company will realize the benefits of the deductible differences for which no valuation allowance is provided.

The Company has $18.7 million of net operating loss carryforwards for federal income tax purposes as of December 31, 2000 that will expire in 2020. The Company has $24.6 million of FICA tip tax credit carryforwards for federal income tax purposes as of December 31, 2000 that will expire between 2010 and 2020.

Note 14 - Interest Expense

Following is a summary of interest cost incurred and interest cost capitalized as a component of the cost of construction in progress (amounts in thousands):

                                                    2000        1999       1998
--------------------------------------------------------------------------------
Interest cost capitalized                       $    924       1,374      1,426
Interest cost expensed                            38,262      24,073     25,313
--------------------------------------------------------------------------------
Total                                           $ 39,186      25,447     26,739
--------------------------------------------------------------------------------

Note 15 - Stock Option Plans

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings (loss) and diluted earnings (loss) per share would have been increased by approximately $0.4 million, or $0.01 per share in 2000 and decreased by $2.3 million, or $0.08 per share in 1999 and $0.6 million, or $0.01 per share in 1998. The effects of either recognizing or disclosing compensation cost under SFAS 123 may not be representative of the effects on reported net earnings for future years. The fair value of the options granted during 2000 is estimated as $1.37 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, volatility of 70%, risk-free interest rate of 5.1%, and an expected life of 6.5 years. Further information relating to total options is as follows:

                                                                        Options
                                                         Average    Exercisable
                                              Shares       Price    at Year End
--------------------------------------------------------------------------------
Outstanding at December 28, 1997           2,998,130     $ 17.04        273,339
Granted in 1998                              183,425       13.15
Exercised in 1998                            (15,885)       9.42
Canceled in 1998                          (1,149,880)      17.10
--------------------------------------------------------------------------------
Outstanding at January 3, 1999             2,015,790       16.60        191,075
--------------------------------------------------------------------------------
Granted in 1999                            1,486,105        9.16
Exercised in 1999                                  -           -
Canceled in 1999                            (418,721)      15.65
--------------------------------------------------------------------------------
Outstanding at January 2, 2000             3,083,174       13.15        194,371
--------------------------------------------------------------------------------
Granted in 2000                            1,511,121        2.00
Exercised in 2000                                  -           -
Canceled in 2000                          (1,559,811)      11.78
--------------------------------------------------------------------------------
Outstanding at December 31, 2000           3,034,484     $  7.95        390,994
--------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options:

                           Options Outstanding               Options Exercisable
                 -----------------------------------------   -------------------
                                               Average                   Average
    Exercise                     Average      Exercise                  Exercise
  Price Range      Shares          Life         Price        Shares       Price
--------------------------------------------------------------------------------
$ 1.01 -  $5.00     1,515,697      9.32        $ 2.00              -     $     -
$ 5.01 - $10.00       528,295      8.02          8.91        169,434        8.94
$10.01 - $15.00       499,035      6.30         13.37         50,195       13.41
$15.01 - $20.00       347,620      5.25         18.90        125,607       19.74
$20.01 - $25.00       130,187      4.96         21.36         43,028       21.13
$25.01 - $30.00        13,650      5.41         25.68          2,730       25.68
--------------------------------------------------------------------------------
Total               3,034,484      7.93        $ 7.95        390,994     $ 14.44
--------------------------------------------------------------------------------

Note 16 - Employee Benefit Plans

The Avado Brands, Inc. Profit Sharing Plan and Trust, established in accordance with Section 401(k) of the Internal Revenue Code (the "401(k) Plan"), allows eligible participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. Employee contributions are matched by the Company dollar for dollar for the first 2% of the employee's income deferred. Matching funds vest at the rate of 20% each year, beginning after three years of service. Company contributions to the 401(k) Plan were $0.5 million in 2000, $0.5 million in 1999 and $0.4 million in 1998.

The Supplemental Deferred Compensation Plan ("Supplemental Plan"), effective January 1, 1999, is a nonqualified plan which allows eligible employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds or to invest their contributions in shares of Avado Brands common stock. The maximum aggregate amount deferred under the Supplemental Plan and the 401(k) Plan may not exceed 15% of compensation. Company matching contributions to the Supplemental Plan may not exceed 2% of compensation. The Company, in its discretion, may make matching contributions to the Supplemental Plan in the form of Company stock. Company matching contributions were $47,000 in 2000 and $0 in 1999.

A noncontributory Employee Stock Ownership Plan (the "ESOP Plan") covers substantially all full-time employees. In accordance with the terms of the ESOP Plan, the Company may make contributions in amounts as determined by the Board of Directors. Participants become 20% vested in their accounts after three years of service, escalating 20% each year thereafter until they are fully vested. Contribution expense related to the ESOP Plan was $0 in 2000 and 1999 and $0.5 million in 1998.

Effective January 1, 2001, the Company changed the vesting schedule for all of its employee benefit plans. Beginning in 2001, participants become 20% vested after one year of service escalating 20% each year thereafter. In addition, the maximum Company matching contribution related to the 401(k) Plan and Supplemental Plan was increased from 2% to 3%. Under the new structure, participants are matched dollar for dollar for the first 2% of the employee's income deferred plus an additional $0.25 on the dollar up to 6% of compensation for a potential total match of 3%.

Note 17 - Shareholders' Equity

The Board of Directors, from time to time and depending on market conditions, authorizes the Company to purchase shares of its common stock. In connection with these programs, during 1999 the Company purchased 6.3 million shares of its common stock for $85.5 million and in 1998 the Company purchased 7.3 million shares for $92.0 million. The Company made no share repurchases in 2000.

Note 18 - Commitments and Contingencies

Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. Provisions for losses expected under these programs are recorded based on estimates of the aggregate liability for claims incurred. The Company is contingently liable for letters of credit aggregating approximately $10.9 million related primarily to its insurance programs.

In connection with Applebee's divestiture transactions completed during 1999 and 1998, the Company remains contingently liable for lease obligations relating to 86 restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be highly unlikely, the Company could be liable for lease payments extending through 2035 with minimum lease payments totaling $40.2 million. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. In 1998, one of these suits (Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189) was dismissed. An amended complaint, styled John Bryant, et al. vs. Apple South, Inc., et al. consolidating previous actions was filed in January 1998. During 1999, the Company received a favorable ruling from the 11th Circuit Court of Appeals relating to the remaining suit. As a result of the ruling, the District Court again considered the motion to dismiss the case, and the defendants renewed their motion to dismiss in December 1999. In June 2000, the District Court dismissed with prejudice the remaining suit. The plaintiffs have appealed the court's final decision. Although the ultimate outcome of the suit cannot be determined at this time, the Company believes that the allegations therein are without merit and intends to continue vigorously defending itself.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 19 - Related Party Transactions

At December 31, 2000 and January 2, 2000, the Company held notes receivable from Tom E. DuPree, Jr., the Chairman of the Board and Chief Executive Officer of the Company, totaling $10,851,500. In 2000, the maturity of the notes was extended by the Board of Directors to June 30, 2002 and the interest rate was increased from 7.0% to 11.5% with interest payable at maturity. In addition, $3.0 million of these notes are secured by real estate owned by Mr. DuPree. The Company also holds notes receivable from Erich J. Booth, Chief Financial Officer and Treasurer, totaling $107,000 and from Margaret E. Waldrep, Chief Administrative Officer, totaling $41,500. These notes are also due on June 30, 2002 and bear interest at 11.5%. At December 31, 2000, the officer notes receivable were included in "Other assets" in the accompanying consolidated balance sheet. At January 2, 2000, the notes were included in "Prepaid expenses and other".

Note 20 - Quarterly Financial Data (unaudited)

                                              First        Second        Third       Fourth        Total
                                            Quarter       Quarter      Quarter      Quarter         Year
---------------------------------------------------------------------------------------------------------
2000:
Restaurant sales                           $167,020       174,479      174,079      170,217      685,795
Gross profit*                              $ 66,636        70,055       66,813       64,235      267,739
Earnings (loss) before cumulative
  effect of change in accounting principle $   (537)       (1,665)      (8,266)     (49,011)     (59,479)
Net earnings (loss)                        $   (537)       (1,665)      (8,266)     (55,266)     (65,734)
Basic earnings (loss) per share before
  cumulative effect of change in
  accounting principle                     $  (0.02)        (0.07)       (0.33)       (1.82)       (2.31)
Basic earnings (loss) per share            $  (0.02)        (0.07)       (0.33)       (2.05)       (2.55)
Diluted earnings (loss) per share
  before cumulative effect of change in
  accounting principle**                   $  (0.02)        (0.07)       (0.33)       (1.82)       (2.31)
Diluted earnings (loss) per share**        $  (0.02)        (0.07)       (0.33)       (2.05)       (2.55)

1999:
Restaurant sales                           $164,075       164,721      157,251      158,412      644,459
Gross profit*                              $ 67,244        67,039       65,541       60,919      260,743
Net earnings (loss)                        $  5,952         5,968        2,431       (8,881)       5,470
Basic earnings (loss) per share            $   0.19          0.21         0.10        (0.35)        0.20
Diluted earnings (loss) per share**        $   0.19          0.20         0.10        (0.35)        0.20
---------------------------------------------------------------------------------------------------------

     * The Company defines gross profit as total restaurant sales less the cost of food and beverage and payroll and benefits. These costs represent the expenses associated directly with providing the Company's products and services.

     ** Diluted earnings (loss) per share ("EPS") for all quarters in 2000 and for the fourth quarter of 1999 increases when the Convertible Preferred Securities are included in the calculation. As those shares are antidilutive, they are excluded from the computation of diluted EPS.

Note 21 - Guarantor Subsidiaries

The Company's senior notes and revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. The Company's indebtedness is not guaranteed by its non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At December 31, 2000 and January 2, 2000, these partnerships in the non-guarantor subsidiaries operated 61 and 51, respectively, of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of December 31, 2000 and

January 2, 2000, and condensed consolidated statements of earnings and cash flows for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 are provided for such guarantor and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

Condensed Consolidated Statement of Earnings
Fiscal Year Ended 2000
--------------------------------------------------------------------------------------------------------------------
                                                      Guarantor      Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------
Restaurant sales                                     $   539,852           145,943               -          685,795
Restaurant operating expenses                            485,539           133,440               -          618,979
General and administrative expenses                       31,651             6,571                           38,222
Asset revaluation and other special charges               30,748             7,452               -           38,200
--------------------------------------------------------------------------------------------------------------------
Operating income                                          (8,086)           (1,520)              -           (9,606)
--------------------------------------------------------------------------------------------------------------------
Other income (expense)                                   (73,684)           (1,789)              -          (75,473)
Earnings (loss) before income taxes and cumulative
  effect of change in accounting principle               (81,770)           (3,309)              -          (85,079)
Income taxes                                             (23,550)           (2,050)              -          (25,600)
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of
  change in accounting principle                         (58,220)           (1,259)              -          (59,479)
Cumulative effect of change in accounting
  principle, net of tax benefit                           (6,255)                -               -           (6,255)
--------------------------------------------------------------------------------------------------------------------
Net earnings                                         $   (64,475)           (1,259)              -          (65,734)
====================================================================================================================

Condensed Consolidated Statement of Earnings
Fiscal Year Ended 1999
--------------------------------------------------------------------------------------------------------------------
                                                      Guarantor      Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------
Restaurant sales                                     $   535,691           108,768               -          644,459
Restaurant operating expenses                            465,712            96,089               -          561,801
General and administrative expenses                       32,649             5,362                           38,011
Other special charges                                      2,186                 -               -            2,186
--------------------------------------------------------------------------------------------------------------------
Operating income                                          35,144             7,317               -           42,461
--------------------------------------------------------------------------------------------------------------------
Other income (expense)                                   (32,091)           (2,450)              -          (34,541)
Earnings before income taxes                               3,053             4,867               -            7,920
Income taxes                                                 950             1,500               -            2,450
--------------------------------------------------------------------------------------------------------------------
Net earnings                                         $     2,103             3,367               -            5,470
====================================================================================================================

Condensed Consolidated Statement of Earnings
Fiscal Year Ended 1998
--------------------------------------------------------------------------------------------------------------------
                                                      Guarantor      Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Restaurant sales                                     $   785,300            77,392               -          862,692
Restaurant operating expenses                            673,968            67,003               -          740,971
General and administrative expenses                       42,385             3,765               -           46,150
Other special charges                                      2,940                 -               -            2,940
--------------------------------------------------------------------------------------------------------------------
Operating income                                          66,007             6,624               -           72,631
--------------------------------------------------------------------------------------------------------------------
Other income (expense)                                    35,427            (1,014)              -           34,413
Earnings before income taxes and cumulative
      effect of change in accounting principle           101,434             5,610               -          107,044
Income taxes                                              37,400             1,900               -           39,300
--------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of change in
     accounting principle                                 64,034             3,710               -           67,744
Cumulative effect of change in accounting
     principle, net of tax benefit                        (1,461)                -               -           (1,461)
--------------------------------------------------------------------------------------------------------------------
Net earnings                                         $    62,573             3,710               -           66,283
====================================================================================================================

Condensed Consolidated Balance Sheet
Fiscal Year End 2000
--------------------------------------------------------------------------------------------------------------------
                                                      Guarantor      Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                       $    32,449             2,382               -           34,831
Premises and equipment, net                              347,646            32,292               -          379,938
Goodwill, net                                            110,164            21,848               -          132,012
Deferred income tax benefit                               18,900                 -               -           18,900
Other assets                                              38,419             5,581               -           44,000
Intercompany investments                                  46,525                 -         (46,525)               -
Intercompany advances                                     12,010                 -         (12,010)               -
--------------------------------------------------------------------------------------------------------------------
                                                     $   606,113            62,103         (58,535)         609,681
====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                  $   138,011             3,322               -          141,333
Long-term liabilities                                    307,285               246               -          307,531
Intercompany payables                                          -            12,010         (12,010)               -
Convertible preferred securities                          72,865                 -               -           72,865
Shareholders' equity                                      87,952            46,525         (46,525)          87,952
--------------------------------------------------------------------------------------------------------------------
                                                     $   606,113            62,103         (58,535)         609,681
====================================================================================================================

Condensed Consolidated Balance Sheet
Fiscal Year End 1999
--------------------------------------------------------------------------------------------------------------------
                                                      Guarantor      Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations    Consolidated
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
====================================================================================================================

Condensed Consolidated Statement of Cash Flows
Fiscal Year Ended 2000
--------------------------------------------------------------------------------------------------------------------
                                                      Guarantor      Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities            $    24,438             3,541               -           27,979
Cash flows from investing activities:
  Capital expenditures                                   (52,615)           (1,193)              -          (53,808)
  Proceeds from sale-leaseback                             8,055            20,316               -           28,371
  Proceeds from disposal of assets, net                   14,074                 -               -           14,074
  Other investing activities                              (5,540)             (251)              -           (5,791)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities      (36,026)           18,872               -          (17,154)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net repayment of revolving credit agreements           (21,667)                -               -          (21,667)
  Proceeds from (payment of) intercompany advances        22,398           (22,398)              -                -
  Other financing activities                                 (23)                -               -              (23)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities          708           (22,398)              -          (21,690)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (10,880)               15               -          (10,865)
Cash and equivalents at the beginning of the period       11,190                77               -           11,267
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period        $       310                92               -              402
====================================================================================================================

Condensed Consolidated Statement of Cash Flows
Fiscal Year Ended 1999
--------------------------------------------------------------------------------------------------------------------
                                                      Guarantor      Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities            $     5,426             8,196               -           13,622
Cash flows from investing activities:
  Capital expenditures                                   (75,572)           (8,822)              -          (84,394)
  Proceeds from disposal of assets, net                   87,152                 -               -           87,152
  Other investing activities                              (2,788)             (656)              -           (3,444)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities        8,792            (9,478)              -             (686)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net repayment of revolving credit agreements           (27,920)                -               -          (27,920)
  Proceeds from issuance of long-term debt                95,467                 -               -           95,467
  Purchase of treasury stock                             (74,824)                -               -          (74,824)
  Proceeds from (payment of) intercompany advances        (1,305)            1,305               -                -
  Other financing activities                              (1,608)                -               -           (1,608)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities      (10,190)            1,305               -           (8,885)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       4,028                23               -            4,051
Cash and equivalents at the beginning of the period        7,162                54               -            7,216
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period        $    11,190                77               -           11,267
====================================================================================================================

Condensed Consolidated Statement of Cash Flows
Fiscal Year Ended 1998
--------------------------------------------------------------------------------------------------------------------
                                                      Guarantor      Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities            $    32,266             8,761               -           41,027
Cash flows from investing activities:
  Capital expenditures                                  (113,166)          (29,675)              -         (142,841)
  Proceeds from disposal of assets, net                  373,814                 -               -          373,814
  Other investing activities                             (39,690)                -               -          (39,690)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities      220,958           (29,675)              -          191,283
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net repayment of revolving credit agreements          (114,726)                -               -         (114,726)
  Purchase of treasury stock                             (92,028)                -               -          (92,028)
  Proceeds from (payment of) intercompany advances       (20,936)           20,936               -                -
  Other financing activities                             (20,843)                -               -          (20,843)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities     (248,533)           20,936               -         (227,597)
--------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  4,691                22               -            4,713
Cash and equivalents at the beginning of the period        2,471                32               -            2,503
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period        $     7,162                54               -            7,216
====================================================================================================================

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

     The Company assessed its internal control system as of December 31, 2000, in relation to criteria for effective internal control over financial reporting described in "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 31, 2000, its system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition, met those criteria.


Tom E. DuPree, Jr.
Chairman of the Board and Chief Executive Officer

Erich J. Booth
Chief Financial Officer and Corporate Treasurer

                          Independent Auditors' Report

The Board of Directors
Avado Brands, Inc.

     We have audited the accompanying consolidated balance sheets of Avado Brands, Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of earnings, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avado Brands, Inc. and subsidiaries at December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, effective October 2, 2000 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its amendments, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities." In 1998, the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting the Cost of Start-Up Activities."

KPMG LLP

Atlanta, Georgia
January 26, 2001, except for Note 7 which is as of April 2, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     Information in response to this item is incorporated by reference to the information contained under the headings "Nominees for Director", Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for use in connection with the 2001 Annual Meeting of Shareholders, filed with the Commission on April 3, 2001.

Item 11.  Executive Compensation

     Information in response to this item is incorporated by reference to the information contained under the heading "Compensation of Executive Officers" in the Company's definitive Proxy Statement for use in connection with the 2001 Annual Meeting of Shareholders, filed with the Commission on April 3, 2001. In no event shall the information contained in the Proxy Statement under the heading "Comparison of Five-Year Cumulative Shareholder Return" be deemed incorporated herein by such reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information in response to this item is incorporated by reference to the information contained under the heading "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement for use in connection with the 2001 Annual Meeting of Shareholders, filed with the Commission on April 3, 2001.

Item 13.  Certain Relationships and Related Transactions

     In March 1995, the Company entered into a Split Dollar Insurance Agreement (the "Agreement") with The DuPree Insurance Trust (the "Trust") whereby the Company agreed to make premium payments on certain life insurance policies of which the Trust was the owner and beneficiary. In 2000, the insurance policies were canceled and no premium payments were made by the Company.

     At December 31, 2000 and January 2, 2000, the Company held notes receivable from Tom E. DuPree, Jr., the Chairman of the Board and Chief Executive Officer of the Company, totaling $10,851,500. In 2000, the maturity of the notes was extended by the Board of Directors to June 30, 2002 and the interest rate was increased to from 7.0% to 11.5% with interest payable at maturity. In addition, $3.0 million of these notes are secured by real estate owned by Mr. DuPree. The Company also holds notes receivable from Erich J. Booth, Chief Financial Officer and Treasurer, totaling $107,000 and from Margaret E. Waldrep, Chief Administrative Officer, totaling $41,500. These notes are also due on June 30, 2002 and bear interest at 11.5%.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this Report:

   1.  Financial Statements

     Consolidated Statements of Earnings for the years ended December 31, 2000, January 2, 2000 and January 3, 1999

     Consolidated Balance Sheets as of December 31, 2000 and January 2, 2000

     Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2000, January 2, 2000 and January 3, 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, January 2, 2000 and, January 3, 1999

     Notes to Consolidated Financial Statements

     Report of Management

     Independent Auditors' Report

   2.  Financial Statement Schedules

     None

   3. Exhibits

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended October 13, 1998. (3)

     3.2 By-laws of the Company. (1)

     4.1 See Exhibits 3.1 and 3.2 for provisions in the Company's Amended and Restated Articles of Incorporation and by-laws defining the rights of holders of the Company's Common Stock. (1) (3)

     4.2 Trust Agreement of Apple South Financing I, dated as of February 18, 1997, among Apple South, Inc., First Union National Bank of Georgia and First Union Bank of Delaware. (5)

     4.3 Amended and Restated Declaration of Trust of Apple South Financing I, dated as of March 11, 1997, among Apple South, Inc., as Sponsor, First Union National Bank of Georgia, as Institutional Trustee, First Union Bank of Delaware, as Delaware Trustee, and the Regular Trustees named therein. (5)

     4.4 Indenture for the 7% Convertible Subordinated Debentures, dated as of March 6, 1997, between Apple South, Inc. and First Union National Bank of Georgia, as Trustee. (5)

     4.5 Form of $3.50 Term Convertible Security, Series A (included in Exhibit 4.3).

     4.6 Form of 7%  Convertible  Subordinated  Debenture  (included  in Exhibit
4.4).

     4.7 Preferred Securities Guarantee Agreement, dated as of March 11, 1997, between Apple South, Inc., as Guarantor, and First Union National Bank of Georgia, as Preferred Guarantee Trustee. (5)

     4.8 Registration Rights Agreement, dated as of March 11, 1997 among Apple South, Inc., Apple South Financing I, J.P. Morgan Securities, Inc., and Smith Barney, Inc. (5)

     4.9 Solicitation of Consents to Proposed Amendments to 9.75% Senior Notes due 2006 of Apple South, Inc. (8)

     4.10 Indenture, dated as of June 22, 1999, among the Company, certain guaranteeing subsidiaries and SunTrust Bank, Atlanta, as Trustee (including the form of Note). (9)

     4.11 Registration Rights Agreement, dated as of June 22, 1999, among the Company, certain guaranteeing subsidiaries and the initial purchasers of the Notes. (9)

     4.12 The Hops Grill & Bar, Inc. MP Equity Investment Plan (14)

     10.1 Apple South, Inc. 1988 Stock Option Plan. (1)

     10.2 Form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (1) (4)

     10.3 Form of Apple South, Inc. Director's Indemnification Agreement executed by and between the Company and each member of its Board of Directors.
(1)

     10.4 Form of Apple South, Inc. Officer's Indemnification Agreement executed between the Company and each of its executive officers. (1)

     10.5 Apple South, Inc. Employee Stock Ownership Plan and Trust. (1) (4)

     10.6 Apple South, Inc. Profit Sharing Plan and Trust. (1) (4)

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

     10.8 Apple South, Inc. [Restated] Profit Sharing Plan and Trust dated October 26, 1993. (2)

     10.9 Amended form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (2)

     10.10 Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.11 Form of Stock Option Agreement under the Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.12 Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (6)

     10.13 First amendment, dated as of March 27, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (7)

     10.14 Second amendment, dated as of August 14, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.15 Third amendment, dated as of November 13, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.16 Fourth amendment, dated as of February 22, 1999, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.17 Fifth amendment, dated as of August 24, 1999, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

     10.18 Sixth amendment, dated as of December 20, 2000, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

     10.19 $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (10)

     10.20 First amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (15)

     10.21 Second amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (15)

     10.22 Third amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (15)

     10.23 Fourth amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBostion, N.A. (13)

     10.24 Master lease agreement, dated as of October 19, 2000, by and between Pubs Property, LLC and Hops Grill & Bar, Inc.

     10.25 Sale-leaseback agreement, dated as of October 19, 2000, by and among Pubs Property, LLC, Avado Brands, Inc. and Hops Grill & Bar Inc.

     23.1 Consent of KPMG LLP.

     27.1 Financial Data Schedule (EDGAR version only).

     99.1 Safe harbor under the Private Securities Litigation Reform Act of 1995. (12)

     (1) Incorporated by reference to the corresponding exhibit number filed with the registrant's Registration Statement on Form S-1, File No. 33-42662.

     (2) Incorporated by reference to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

     (3) Incorporated by reference to the registrant's Current Report on Form 8-K dated October 13, 1998.

     (4) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (5) Incorporated by reference to the registrants's registration statement on Form S-3, File No. 333-25205.

     (6) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended December 28, 1997.

     (7) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 29, 1998.

     (8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 28, 1998.

     (9) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-82345, filed on July 6, 1999.

     (10)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999

     (11)Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended January 3, 1999.

     (12)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.

     (13)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000.

     (14)Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-56138, filed on February 23, 2001.

     (15)Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended January 2, 2000.

(b)   Reports on Form 8-K

         None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AVADO BRANDS, INC.

                                              By:    /s/ Tom E. DuPree, Jr.
                                                     ---------------------------
                                                     Tom E. DuPree, Jr.
                                                     Chief Executive Officer and
                                                     Chairman of the Board
March 27, 2001
Atlanta, Georgia

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                        Date

/s/ Tom E. DuPree, Jr.       Chairman of the Board of             March 27, 2001
---------------------------  Directors and Chief Executive
Tom E. DuPree, Jr.           Officer (principal executive officer)

/s/ Erich J. Booth           Director and Chief Financial Officer March 27, 2001
---------------------------  (principal financial officer)
Erich J. Booth

/s/ Margaret E. Waldrep      Director and Chief Administrative    March 27, 2001
---------------------------  Officer
Margaret E. Waldrep

/s/ Percy V. Williams        Director                             March 27, 2001
---------------------------
Percy V. Williams

/s/ Jerome A. Atkinson       Director                             March 27, 2001
---------------------------
Jerome A. Atkinson

/s/ William V. Lapham        Director                             March 27, 2001
---------------------------
William V. Lapham

/s/ Emilio Alvarez-Recio     Director                             March 27, 2001
---------------------------
Emilio Alvarez-Recio

/s/ Robert Sroka             Director                             March 27, 2001
---------------------------
Robert Sroka

                                 EXHIBIT INDEX

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended October 13, 1998. (3)

     3.2 By-laws of the Company. (1)

     4.1 See Exhibits 3.1 and 3.2 for provisions in the Company's Amended and Restated Articles of Incorporation and by-laws defining the rights of holders of the Company's Common Stock. (1) (3)

     4.2 Trust Agreement of Apple South Financing I, dated as of February 18, 1997, among Apple South, Inc., First Union National Bank of Georgia and First Union Bank of Delaware. (5)

     4.3 Amended and Restated Declaration of Trust of Apple South Financing I, dated as of March 11, 1997, among Apple South, Inc., as Sponsor, First Union National Bank of Georgia, as Institutional Trustee, First Union Bank of Delaware, as Delaware Trustee, and the Regular Trustees named therein. (5)

     4.4 Indenture for the 7% Convertible Subordinated Debentures, dated as of March 6, 1997, between Apple South, Inc. and First Union National Bank of Georgia, as Trustee. (5)

     4.5 Form of $3.50 Term Convertible Security, Series A (included in Exhibit 4.3).

     4.6 Form of 7%  Convertible  Subordinated  Debenture  (included  in Exhibit
4.4).

     4.7 Preferred Securities Guarantee Agreement, dated as of March 11, 1997, between Apple South, Inc., as Guarantor, and First Union National Bank of Georgia, as Preferred Guarantee Trustee. (5)

     4.8 Registration Rights Agreement, dated as of March 11, 1997 among Apple South, Inc., Apple South Financing I, J.P. Morgan Securities, Inc., and Smith Barney, Inc. (5)

     4.9 Solicitation of Consents to Proposed Amendments to 9.75% Senior Notes due 2006 of Apple South, Inc. (8)

     4.10 Indenture, dated as of June 22, 1999, among the Company, certain guaranteeing subsidiaries and SunTrust Bank, Atlanta, as Trustee (including the form of Note). (9)

     4.11 Registration Rights Agreement, dated as of June 22, 1999, among the Company, certain guaranteeing subsidiaries and the initial purchasers of the Notes. (9)

     4.12 The Hops Grill & Bar, Inc. MP Equity Investment Plan (14)

     10.1 Apple South, Inc. 1988 Stock Option Plan. (1)

     10.2 Form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (1) (4)

     10.3 Form of Apple South, Inc. Director's Indemnification Agreement executed by and between the Company and each member of its Board of Directors.
(1)

     10.4 Form of Apple South, Inc. Officer's Indemnification Agreement executed between the Company and each of its executive officers. (1)

     10.5 Apple South, Inc. Employee Stock Ownership Plan and Trust. (1) (4)

     10.6 Apple South, Inc. Profit Sharing Plan and Trust. (1) (4)

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

     10.8 Apple South, Inc. [Restated] Profit Sharing Plan and Trust dated October 26, 1993. (2)

     10.9 Amended form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (2)

     10.10 Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.11 Form of Stock Option Agreement under the Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.12 Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (6)

     10.13 First amendment, dated as of March 27, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (7)

     10.14 Second amendment, dated as of August 14, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.15 Third amendment, dated as of November 13, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.16 Fourth amendment, dated as of February 22, 1999, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.17 Fifth amendment, dated as of August 24, 1999, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

     10.18 Sixth amendment, dated as of December 20, 2000, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

     10.19 $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (10)

     10.20 First amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (15)

     10.21 Second amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (15)

     10.22 Third amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (15)

     10.23 Fourth amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBostion, N.A. (13)

     10.24 Master lease agreement, dated as of October 19, 2000, by and between Pubs Property, LLC and Hops Grill & Bar, Inc.

     10.25 Sale-leaseback agreement, dated as of October 19, 2000, by and among Pubs Property, LLC, Avado Brands, Inc. and Hops Grill & Bar Inc.

     23.1 Consent of KPMG LLP.

     27.1 Financial Data Schedule (EDGAR version only).

     99.1 Safe harbor under the Private Securities Litigation Reform Act of 1995. (12)

   --------------------------------------------------------------------------
     (1) Incorporated by reference to the corresponding exhibit number filed with the registrant's Registration Statement on Form S-1, File No. 33-42662.

     (2) Incorporated by reference to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

     (3) Incorporated by reference to the registrant's Current Report on Form 8-K dated October 13, 1998.

     (4) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (5) Incorporated by reference to the registrants's registration statement on Form S-3, File No. 333-25205.

     (6) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended December 28, 1997.

     (7) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 29, 1998.

     (8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 28, 1998.

     (9) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-82345, filed on July 6, 1999.

     (10)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999

     (11)Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended January 3, 1999.

     (12)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.

     (13)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000.

     (14)Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-56138, filed on February 23, 2001.

     (15)Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended January 2, 2000.