Form 10-Q
period 2001-04-01
AVADO BRANDS INC
filed 2001-05-16
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 1, 2001

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

                         Commission File Number: 0-19542

                               AVADO BRANDS, INC.
             (Exact name of registrant as specified in its charter)



           Georgia                                           59-2778983
-------------------------------                      ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

   Hancock at Washington, Madison, GA                          30650
----------------------------------------             ---------------------------
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

     As of May 15, 2001, there were 28,625,282 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 1, 2001


                                      INDEX


Part I - Financial Information                                              Page

        Item 1 -  Consolidated Financial Statements:

                  Consolidated Statements of Earnings..........................3

                  Consolidated Balance Sheets..................................4

                  Consolidated Statements of Shareholders' Equity
                  and Comprehensive Income.....................................5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements...................7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............12

        Item 3 -  Quantitative and Qualitative Disclosures About Market Risk..17


Part II - Other Information

        Item 6 -  Exhibits and Reports on Form 8-K............................18

Signature.....................................................................19

Avado Brands, Inc.
Consolidated Statements of Earnings
(Unaudited)
(In thousands, except per share data)                                 Quarter Ended
--------------------------------------------------------------------------------------------
                                                                April 1,         April 2,
                                                                  2001             2000
--------------------------------------------------------------------------------------------
Restaurant sales:
    Canyon Cafe                                               $   8,868           10,292
    Don Pablo's                                                  73,671           75,585
    Hops                                                         52,134           46,182
    McCormick & Schmick's                                        42,710           34,961
--------------------------------------------------------------------------------------------
          Total restaurant sales                                177,383          167,020
--------------------------------------------------------------------------------------------
Restaurant operating expenses:
    Food and beverage                                            50,108           47,869
    Payroll and benefits                                         57,222           52,515
    Depreciation and amortization                                 5,929            5,994
    Other operating expenses                                     45,012           39,124
--------------------------------------------------------------------------------------------
          Total restaurant operating expenses                   158,271          145,502
--------------------------------------------------------------------------------------------
General and administrative expenses                               8,742           10,503
Other special charges                                               400                -
--------------------------------------------------------------------------------------------
Operating income                                                  9,970           11,015
--------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                                        (9,031)          (8,817)
    Distribution expense on preferred securities                 (1,244)          (2,012)
    Gain on disposal of assets                                      749                -
    Other, net                                                   (1,989)            (973)
--------------------------------------------------------------------------------------------
          Total other income (expense)                          (11,515)         (11,802)
--------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                              (1,545)            (787)
Income taxes                                                       (500)            (250)
--------------------------------------------------------------------------------------------
Net earnings (loss)                                           $  (1,045)            (537)
============================================================================================

Basic earnings (loss) per common share                        $   (0.04)           (0.02)
============================================================================================

Diluted earnings (loss) per common share                      $   (0.04)           (0.02)
============================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)
-------------------------------------------------------------------------------------------------------------------
                                                                                       April 1,         Dec. 31,
                                                                                         2001             2000
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                    $       378              402
      Accounts receivable                                                                8,768            7,621
      Inventories                                                                        9,248            9,418
      Prepaid expenses and other                                                         2,565            3,535
      Assets held for sale                                                              13,251           13,855
-------------------------------------------------------------------------------------------------------------------
           Total current assets                                                         34,210           34,831

Premises and equipment, net                                                            378,968          379,938
Goodwill, net                                                                          131,575          132,012
Deferred income tax benefit                                                             18,900           18,900
Other assets                                                                            43,607           44,000
-------------------------------------------------------------------------------------------------------------------
                                                                                   $   607,260          609,681
===================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                             $    24,941           31,568
      Accrued liabilities                                                               67,994           64,567
      Current installments of long-term debt                                            93,849           15,034
      Income taxes                                                                      29,423           30,164
-------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                   216,207          141,333

Long-term debt                                                                         215,714          291,507
Other long-term liabilities                                                             15,645           16,024
-------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                           447,566          448,864
-------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                68,759           72,865

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                        -                -
      Common stock, $0.01 par value. Authorized - 75,000,000 shares;
          issued - 40,478,760 shares
          outstanding - 28,508,764 shares in 2001 and 28,206,673 in 2000                   405              405
      Additional paid-in capital                                                       146,716          147,809
      Retained earnings                                                                 99,526          100,571
      Treasury stock at cost; 11,969,996 shares in 2001 and 12,272,087 in 2000        (155,712)        (160,833)
--------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                   90,935           87,952
-------------------------------------------------------------------------------------------------------------------
                                                                                   $   607,260          609,681
===================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)

                                                                             Additional                                Total
                                                         Common Stock          Paid-in     Retained     Treasury    Shareholders'
(In thousands, except per share data)                  Shares     Amount       Capital     Earnings       Stock        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                           40,479       $405      $147,809     $100,571     ($160,833)     $87,952
----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                -          -             -       (1,045)            -       (1,045)
Conversion of convertible preferred securities              -          -           329            -         3,638        3,967
Common stock issued to benefit plans                        -          -        (1,422)           -         1,483           61
----------------------------------------------------------------------------------------------------------------------------------
Balance at April 1, 2001                               40,479       $405      $146,716     $ 99,526     ($155,712)     $90,935
==================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)                                                                              Quarter Ended
-------------------------------------------------------------------------------------------------------------------
                                                                                       April 1,         April 2,
                                                                                         2001             2000
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings (loss)                                                             $    (1,045)            (537)
   Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
          Depreciation and amortization                                                  8,108            7,929
          Gain on disposal of assets                                                      (749)               -
          Income from investments carried at equity                                          -              (46)
          Mark-to-market adjustment on interest rate swap                                 (532)               -
          Other special charges                                                            400                -
          (Increase) decrease in assets:
               Accounts receivable                                                      (1,147)            (298)
               Inventories                                                                 170              111
               Prepaid expenses and other                                                 (584)              67
           Increase (decrease) in liabilities:
                Accounts payable                                                        (3,674)          (3,257)
                Accrued liabilities                                                      3,682              191
                Income taxes                                                              (741)           2,529
                Other long-term liabilities                                               (379)            (166)
-------------------------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                             3,509            6,523
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                                 (8,422)         (16,797)
   Proceeds from notes receivable and disposal of assets, net                            2,727            3,238
   Investments in and advances to unconsolidated affiliates                                  -             (144)
   Additions to noncurrent assets                                                         (824)            (876)
-------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) investing activities                  (6,519)         (14,579)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net proceeds from (repayment of) revolving credit agreements                          2,992           (2,934)
   Principal payments on long-term debt                                                     (6)               -
-------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) financing activities                    2,986           (2,934)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       (24)         (10,990)
Cash and cash equivalents at the beginning of the period                                   402           11,267
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                 $       378              277
===================================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

NOTE 2 - LONG-TERM DEBT

     On April 2, 2001, the Company executed an amended and restated credit agreement which provides a total credit commitment of $95.8 million. Under the terms of the agreement, the credit commitment is reduced by $10.0 million on May 31, 2001, September 4, 2001 and December 31, 2001. The remaining commitment of $65.8 million matures on March 29, 2002. The Company also agreed to limit capital expenditures to $23.0 million in 2001 and to forgo making any cash dividend payments on its common stock. In addition, the amended facility contains certain restructuring fees, including approximately $0.9 million which will accrue during the period from April 2, 2001 through September 4, 2001, plus an additional fee equal to two percent of the total outstanding obligation under the facility at September 4, 2001. Also on September 4, 2001, the Company will be required to deliver to the lender, warrants to acquire Avado common stock equal to five percent of the outstanding shares, subject to a call feature, exercisable at the Company's option, to redeem the warrants at a fixed price equal to two percent of the total outstanding obligation under the facility at September 4, 2001. In addition, the Company has interest payments on its senior and subordinated notes, which approximate $11.6 million in June and December 2001. Under the terms of the related note indentures, however, the Company has an additional 30 day period from the scheduled interest payment dates before an event of default is incurred and it is likely that the Company will utilize this provision.

     At April 1, 2001, $93.8 million was outstanding under the revolving credit agreement. The Company is investigating various alternatives to refinance the facility and management anticipates it will be able to successfully complete such refinancing prior to September 4, 2001. Should efforts to refinance the facility be unsuccessful, management believes that cash flow from operations and liquidation of other assets should be sufficient to satisfy its revolving credit facility obligations of $30.0 million (including the $10.0 million December 31, 2001 payment), interest payments on its senior and subordinated notes of approximately $23.1 million and projected capital expenditures of $20 to $23 million in 2001. In the first quarter of 2001, earnings before interest, taxes, depreciation and amortization totaled $16.7 million compared to $17.4 million in the corresponding period of 2000. In addition, assets held for sale at April 1, 2001 totaled $13.3 million. While management believes that cash flow from operations, supplemented by sales proceeds from closed restaurant properties and other assets held for sale will be sufficient to meet its obligations, these proposed asset sales are not presently subject to binding agreements. There can be no assurance that the Company will be able to satisfy its revolving credit, interest payment and capital expenditure requirements in 2001, without generating proceeds from sales of these assets.

     As amended, terms of the Company's notes and revolving credit agreement include various provisions which, among other things, require the Company to (i) maintain defined net worth and coverage ratios, (ii) maintain defined leverage ratios, (iii) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (iv) limit certain payments. The amended credit agreement also requires that a defined quarterly earnings before interest, taxes, depreciation and amortization amount be achieved. In addition, the revolving credit agreement and notes contain cross- default provisions. As amended on April 2, 2001, the Company was in compliance with the various provisions of these financial instruments.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the quarters ended April 1, 2001 and April 2, 2000, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                         2001           2000
                                                    -------------- -------------
Interest paid (net of amounts capitalized)         $    2,952          2,791
Distributions paid on preferred securities         $        -          2,012
Income taxes paid (refunded)                       $      241         (2,779)

NOTE 4 - ASSET REVALUATION AND OTHER SPECIAL CHARGES

     In the first quarter of 2001, the Company eliminated certain management positions at its corporate headquarters. Other special charges of $0.4 million reflect severance costs associated with these terminations, $0.3 million of which were paid in the first quarter.

     In 2000, asset revaluation and other special charges totaled $38.2 million. These charges, which were predominately noncash, primarily reflected the decision to close 13 underperforming restaurants and asset revaluation charges related predominately to the decrease in planned new restaurant development. At December 31, 2000, accruals related to these charges totaled $6.0 million. During the first quarter of 2001, cash payments of approximately $1.5 million reduced the accruals to approximately $4.5 million.

NOTE 5 - GAIN ON DISPOSAL OF ASSETS

     Gain on disposal of assets for the quarter ended April 1, 2001 reflects gains recognized on the first quarter sale of two closed restaurant locations and various other non-operating assets.

NOTE 6 - INCOME TAXES

     Income tax benefit represents the effective rate of benefit on loss before income taxes for the first quarter of 2001. The tax rate is based on the Company's expected rate for the full fiscal 2001 year.

NOTE 7 - CONTINGENCIES

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

NOTE 8 - INTEREST RATE SWAP

     As of the beginning of the fourth quarter of 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its amendments SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities", (collectively referred to as SFAS
133). SFAS 133 requires all derivative financial instruments to be recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The adoption of SFAS 133 was recorded as a cumulative effect of change in accounting principle and resulted in a cumulative effect charge of $10.0 million ($6.3 million net of tax benefit) which was recorded in the fourth quarter of 2000.

     In the first quarter of 2001, the settlement or fair market value of the interest rate swap increased to $8.3 million which is included in other long-term liabilities in the accompanying consolidated balance sheet. The mark-to-market adjustment of $0.5 million was recorded as a reduction of interest expense.

NOTE 9 - GUARANTOR SUBSIDIARIES

     The Company's senior notes and revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. The Company's indebtedness is not guaranteed by its non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At April 1, 2001 and December 31, 2000, these partnerships in the non- guarantor subsidiaries operated 60 and 61, respectively, of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of April 1, 2001 and December 31, 2000, and condensed consolidated statements of earnings and cash flows for the quarters ended April 1, 2001 and April 2, 2000 are provided for such guarantor and non- guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

Condensed Consolidated Statement of Earnings
Quarter Ended April 1, 2001
                                                   Guarantor      Non-Guarantor
(In thousands)                                   Subsidiaries      Subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------
Restaurant sales                               $    136,657           40,726               -            177,383
Restaurant operating expenses                       121,324           36,947               -            158,271
General and administrative expenses                   6,910            1,832               -              8,742
Other special charges                                   400                -               -                400
-------------------------------------------------------------------------------------------------------------------
Operating income                                      8,023            1,947               -              9,970
-------------------------------------------------------------------------------------------------------------------
Other income (expense)                              (11,270)            (245)              -            (11,515)
Earnings (loss) before income taxes                  (3,247)           1,702               -             (1,545)
Income taxes                                         (1,050)             550               -               (500)
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                            $     (2,197)           1,152               -             (1,045)
===================================================================================================================

Condensed Consolidated Statement of Earnings
Quarter Ended April 2, 2000
                                                   Guarantor      Non-Guarantor
(In thousands)                                   Subsidiaries      Subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------
Restaurant sales                               $    132,111           34,909               -            167,020
Restaurant operating expenses                       114,577           30,925               -            145,502
General and administrative expenses                   8,888            1,615               -             10,503
-------------------------------------------------------------------------------------------------------------------
Operating income                                      8,646            2,369               -             11,015
-------------------------------------------------------------------------------------------------------------------
Other income (expense)                              (11,545)            (257)              -            (11,802)
Earnings (loss) before income taxes                  (2,899)           2,112               -               (787)
Income taxes                                           (925)             675               -               (250)
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                            $     (1,974)           1,437               -               (537)
===================================================================================================================

Condensed Consolidated Balance Sheet
April 1, 2001
                                                   Guarantor      Non-Guarantor
(In thousands)                                   Subsidiaries      Subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                 $     31,813            2,397               -             34,210
Premises and equipment, net                         347,531           31,437               -            378,968
Goodwill, net                                       109,884           21,691               -            131,575
Deferred income tax benefit                          18,900                -               -             18,900
Other assets                                         38,207            5,400               -             43,607
Intercompany investments                             47,677                -         (47,677)                 -
Intercompany advances                                 8,194                -          (8,194)                 -
-------------------------------------------------------------------------------------------------------------------
                                               $    602,206           60,925         (55,871)           607,260
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                            $    211,401            4,806               -            216,207
Long-term liabilities                               231,111              248               -            231,359
Intercompany payables                                     -            8,194          (8,194)                 -
Convertible preferred securities                     68,759                -               -             68,759
Shareholders' equity                                 90,935           47,677         (47,677)            90,935
-------------------------------------------------------------------------------------------------------------------
                                               $    602,206           60,925         (55,871)           607,260
===================================================================================================================

Condensed Consolidated Balance Sheet
December 31, 2000
                                                   Guarantor      Non-Guarantor
(In thousands)                                   Subsidiaries      Subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                 $     32,449            2,382               -             34,831
Premises and equipment, net                         347,646           32,292               -            379,938
Goodwill, net                                       110,164           21,848               -            132,012
Deferred income tax benefit                          18,900                -               -             18,900
Other assets                                         38,419            5,581               -             44,000
Intercompany investments                             46,525                -         (46,525)                 -
Intercompany advances                                12,010                -         (12,010)                 -
-------------------------------------------------------------------------------------------------------------------
                                               $    606,113           62,103         (58,535)           609,681
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                            $    138,011            3,322               -            141,333
Long-term liabilities                               307,285              246               -            307,531
Intercompany payables                                     -           12,010         (12,010)                 -
Convertible preferred securities                     72,865                -               -             72,865
Shareholders' equity                                 87,952           46,525         (46,525)            87,952
-------------------------------------------------------------------------------------------------------------------
                                               $    606,113           62,103         (58,535)           609,681
===================================================================================================================

Condensed Consolidated Statement of Cash Flows
Quarter Ended April 1, 2001
                                                         Guarantor      Non-Guarantor
(In thousands)                                         Subsidiaries      Subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities            $       (712)           4,221               -              3,509
Cash flows from investing activities:
     Capital expenditures                                  (8,107)            (315)              -             (8,422)
     Proceeds from disposal of assets, net                  2,727                -               -              2,727
     Other investing activities                              (824)               -               -               (824)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities        (6,204)            (315)              -             (6,519)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from revolving credit agreements          2,992                -               -              2,992
     Proceeds from (payment of) intercompany
        advances                                            3,816           (3,816)              -                  -
     Other financing activities                                (6)               -               -                 (6)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         6,802           (3,816)              -              2,986
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (114)              90               -                (24)
Cash and equivalents at the beginning of the period           310               92               -                402
-------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period        $        196              182               -                378
=========================================================================================================================

Condensed Consolidated Statement of Cash Flows
Quarter Ended April 2, 2000
                                                         Guarantor      Non-Guarantor
(In thousands)                                         Subsidiaries      Subsidiaries     Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities            $      5,663              860               -              6,523
Cash flows from investing activities:
     Capital expenditures                                 (14,988)          (1,809)              -            (16,797)
     Proceeds from disposal of assets, net                  3,238                -               -              3,238
     Other investing activities                              (909)            (111)              -             (1,020)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities       (12,659)          (1,920)              -            (14,579)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net repayment of revolving credit agreements          (2,934)               -               -             (2,934)
     Proceeds from (payment of) intercompany
        advances                                           (1,063)           1,063               -                  -
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        (3,997)           1,063               -             (2,934)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (10,993)               3               -            (10,990)
Cash and equivalents at the beginning of the period        11,190               77               -             11,267
-------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period        $        197               80               -                277
=========================================================================================================================

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    For the First Quarter Ended April 1, 2001

Restaurant Sales

     Consolidated restaurant sales for the first quarter of fiscal 2001 increased to $177.4 million compared to $167.0 million for the corresponding period of fiscal 2000. Increased sales were primarily attributable to increased operating capacity from two new restaurants opened in 2001 and 19 restaurants opened in 2000. In addition, price increases of approximately 1% implemented in the first half of the quarter at Hops and of approximately 3% implemented in the last half of the quarter at McCormick & Schmick's resulted in slight increases in sales. Increased sales from new restaurants and price increases were somewhat offset by the closing of nine unprofitable restaurant locations in early January 2001, including four Don Pablo's, three Canyon Cafes and two Hops restaurants. Four additional Don Pablo's locations were closed on March 29, 2001. Sales increases were also somewhat offset by a 0.3% decrease in consolidated same-store sales for the first quarter as compared to the first quarter of 2000 (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). Same-store-sales increases of 3.1% at Hops and 2.0% at McCormick & Schmick's were offset by decreases of 9.3% and 1.8% at Canyon Cafe and Don Pablo's, respectively.

     During the first quarter of 2001, the Company opened one new Hops and one new McCormick & Schmick's restaurant. The following table presents core brand restaurants open at the end of the first quarters of 2001 and 2000:


                                          April 1,        April 2,
                                            2001            2000
       --------------------------------------------------------------
       Canyon Cafe                            14             16
       Don Pablo's                           131            137
       Hops                                   74             66
       McCormick & Schmick's                  33             27
       --------------------------------------------------------------
             Total                           252            246
       ==============================================================

Restaurant Operating Expenses

     The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the quarters ended April 1, 2001 and April 2, 2000:

                                                 Quarter              Quarter
                                                  Ended                Ended
                                              April 1, 2001        April 2, 2000
--------------------------------------------------------------------------------
Restaurant sales:
  Canyon Cafe                                      5.0%                6.2%
  Don Pablo's                                     41.5%               45.3%
  Hops                                            29.4%               27.7%
  McCormick & Schmick's                           24.1%               20.9%
--------------------------------------------------------------------------------
    Total restaurant sales                       100.0%              100.0%
--------------------------------------------------------------------------------
Restaurant operating expenses:
  Food and beverage                               28.2%               28.7%
  Payroll and benefits                            32.3%               31.4%
  Depreciation and amortization                    3.3%                3.6%
  Other operating expenses                        25.4%               23.4%
--------------------------------------------------------------------------------
    Total restaurant operating expenses           89.2%               87.1%
--------------------------------------------------------------------------------
Income from restaurant operations                 10.8%               12.9%

General and administrative expenses                4.9%                6.3%
--------------------------------------------------------------------------------
Operating income before special charges            5.8%                6.6%
================================================================================

     Restaurant operating expenses for the first quarter of 2001 were 89.2% of sales compared to 87.1% in the corresponding period of 2000. The resulting decrease in restaurant operating margins was predominately due to increases in other operating expenses generated by (i) an ongoing advertising strategy designed to build sales volumes over time at Don Pablo's which increased advertising expenditures to 5.4% of its sales in the first quarter of 2001 compared to 3.2% in the corresponding period of 2000, (ii) an increase in utility costs affecting substantially all of the Company's restaurants, (iii) an increase in rent expense at Hops resulting from a sale-leaseback transaction completed in the fourth quarter of 2000 that reduced debt and related interest expense as well as depreciation expense and (iv) an increase in training costs at Don Pablo's related to a focus on customer service initiatives and the timing of new-manager training. Additional increases in restaurant operating expenses were generated by an increase in payroll and benefits due primarily to efforts to improve customer service and management turnover rates including management base pay increases implemented in the fourth quarter of 2000 at McCormick & Schmick's and an increase in management positions at Hops coupled with the restructuring of management bonus programs.

     Further decreases in depreciation expense resulted from the fourth quarter 2000 decision to close 13 underperforming restaurants which caused the discontinuation of depreciation expense related to the corresponding fixed assets which have been classified as held for sale in the accompanying consolidated balance sheet. Increased restaurant operating expenses were further offset by a decrease in food and beverage expenses. Continuing efforts to maximize purchasing synergies resulted in all four brands achieving a decrease in food and beverage expenses compared to the first quarter of the prior year. In addition, first quarter 2001 price increases at McCormick & Schmick's and Hops generated a further decline in food and beverage expenses as a percent of sales.

General and Administrative Expenses and Other Special Charges

     General and administrative expenses for the quarter ended April 1, 2001 decreased to 4.9% of sales from 6.3% in the first quarter of 2000. The decrease was primarily attributable to synergies gained from the consolidation of the Don Pablo's and Canyon Cafe headquarters into the Madison, Georgia corporate office facility in the second quarter of 2000. In addition, in the first quarter of 2001 the Company eliminated certain corporate management positions which further reduced general and administrative expenses. Other special charges of $0.4 million reflect severance costs associated with these latter terminations.

Interest and Other Expenses

     Interest expense for the quarter ended April 1, 2001 was $9.0 million compared to $8.8 million for the corresponding period of the prior year. Increased interest expense generated by interest charges on extended payment terms related to accounts payable and additional amortization of deferred loan costs associated with revolving credit agreement amendments were substantially offset by favorable mark-to-market adjustments under a fixed-to-floating interest rate swap agreement, net of interest payments made under the agreement, and a decrease in the average outstanding balance under the Company's revolving credit facility as compared to the first quarter of 2000.

     Distribution expense on preferred securities relates to the 1997 issuance of 2,300,000, $3.50 term convertible securities with a liquidation preference of $50 per security and convertible into 3.3801 shares of Avado Brands common stock for each security (the "Convertible Preferred Securities"). Distribution expense related to the Convertible Preferred Securities decreased in the first quarter of 2001 as a result of the 2000 conversion of 842,692 of these securities into 2,848,383 shares of common stock issued from treasury stock coupled with 82,123 additional conversions in the first quarter of 2001. These conversions, which were made at the option of holders, will result in a decrease in distribution expense of approximately $3.2 million annually. In addition, the Company has the right to defer quarterly distribution payments on the Convertible Preferred Securities for up to 20 consecutive quarters and has deferred its December 1, 2000 and March 1, 2001 payments. The Company, which has notified the trustee that it will defer the June 1 payment as well, expects to continue to defer these payments at least through March 1, 2003 as it continues its ongoing process of reducing leverage and increasing profitability.

     Gain on disposal of assets for the quarter ended April 1, 2001 reflects gains recognized on the first quarter sale of two closed restaurant locations and various other non-operating assets.

     Other expenses relate primarily to amortization of goodwill and other miscellaneous non-operating and typically non-recurring income and expenses. These expenses increased in 2001 due primarily to the incurrence of various tax penalties.

     Income tax benefit represents the effective rate of benefit on loss before income taxes for the first quarter of 2001. The tax rate is based on the Company's expected rate for the full fiscal 2001 year.

Liquidity and Capital Resources

     The Company's historical growth and its historical preference to own the real estate on which its restaurants are situated typically have caused it to be a net user of cash, even after a significant amount of expansion financing was internally generated from operations.

     In the first quarter of 2001, the Company continued to focus on strategies initiated in 2000 to reduce leverage over time. New restaurant development plans in the near term have been dramatically reduced from historical levels; the leasing of new sites to reduce initial capital has taken preference over ownership; and an aggressive program to realize cash from various operating and non-operating assets has been implemented. In the first quarter of 2001, these initiatives to reduce leverage included completion of the fourth quarter 2000 decision to close 13 underperforming restaurants which generated operating losses of $3.2 million in 2000 and the exit from two international joint ventures. In addition, the Company completed the sale of non-core assets totaling $2.7 million and continued suspension of the quarterly dividend payment on the Convertible Preferred Securities.

     Since substantially all sales in the Company's restaurants are for cash and accounts payable are generally due in 15 to 45 days, the Company operates with negative working capital. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of new restaurant openings and the timing of settlement of liabilities. Decreases in accounts payable during the first quarter occurred as a result of a planned reduction in the number of days payables were outstanding in addition to a $3.0 million reduction in capital expenditures payable. Increases in accrued liabilities occurred primarily as a result of interest accruals relating to the Company's public bond issuances and deferred payments related to the Convertible Preferred Securities, somewhat offset by seasonal reductions in gift certificate liabilities.

     Principal financing sources in the first quarter of 2001 consisted of cash generated from operations of $3.5 million, net proceeds of $3.0 million from the revolving credit agreement and net proceeds of $2.7 million from the disposal of assets. The primary use of funds consisted of capital expenditures of $8.4 million which provided for a $3.0 million reduction in capital expenditures payable and the opening of one Hops and one McCormick & Schmick's restaurant as well as maintenance capital for existing restaurants. For the remainder of 2001, the Company anticipates opening two additional McCormick & Schmick's restaurants. Capital requirements for the construction of these restaurants are expected to approximate $5 to $6 million with maintenance capital for existing restaurants expected to be an additional $6 to $8 million. The Company does not currently have any capital commitments extending beyond 2001 and will evaluate potential new restaurant openings in 2002 based on its capital availability.

     On April 2, 2001, the Company executed an amended and restated credit agreement which provides a total credit commitment of $95.8 million. Under the terms of the agreement, the credit commitment is reduced by $10.0 million on May 31, 2001, September 4, 2001 and December 31, 2001. The remaining commitment of $65.8 million matures on March 29, 2002. The Company also agreed to limit capital expenditures to $23.0 million in 2001 and to forgo making any cash dividend payments on its common stock. In addition, the amended facility contains certain restructuring fees, including approximately $0.9 million which will accrue during the period from April 2, 2001 through September 4, 2001, plus an additional fee equal to two percent of the total outstanding obligation under the facility at September 4, 2001. Also on September 4, 2001, the Company will be required to deliver to the lender, warrants to acquire Avado common stock equal to five percent of the outstanding shares, subject to a call feature, exercisable at the Company's option, to redeem the warrants at a fixed price equal to two percent of the total outstanding obligation under the facility at September 4, 2001. In addition, the Company has interest payments on its senior and subordinated notes, which approximate $11.6 million in June and December 2001. Under the terms of the related note indentures, however, the Company has an additional 30 day period from the scheduled interest payment dates before an event of default is incurred and it is likely that the Company will utilize this provision.

     At April 1, 2001, $93.8 million was outstanding under the revolving credit agreement. The Company is investigating various alternatives to refinance the facility and management anticipates it will be able to successfully complete such refinancing prior to September 4, 2001. Should efforts to refinance the facility be unsuccessful, management believes that cash flow from operations and liquidation of other assets should be sufficient to satisfy its revolving credit facility obligations of $30.0 million (including the $10.0 million December 31, 2001 payment), interest payments on its senior and subordinated notes of approximately $23.1 million and projected capital expenditures of $20 to $23 million in 2001. In the first quarter of 2001, earnings before interest, taxes, depreciation and amortization totaled $16.7 million compared to $17.4 million in the corresponding period of 2000. In addition, assets held for sale at April 1, 2001 totaled $13.3 million. While management believes that cash flow from operations, supplemented by sales proceeds from closed restaurant properties and other assets held for sale will be sufficient to meet its obligations, these proposed asset sales are not presently subject to binding agreements. There can be no assurance that the Company will be able to satisfy its revolving credit, interest payment and capital expenditure requirements in 2001, without generating proceeds from sales of these assets.

     As amended, terms of the Company's notes and revolving credit agreement include various provisions which, among other things, require the Company to (i) maintain defined net worth and coverage ratios, (ii) maintain defined leverage ratios, (iii) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (iv) limit certain payments. The amended credit agreement also requires that a defined quarterly earnings before interest, taxes, depreciation and amortization amount be achieved. In addition, the revolving credit agreement and notes contain cross-default provisions. As amended on April 2, 2001, the Company was in compliance with the various provisions of these financial instruments.

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

New Accounting Pronouncements

     As of the beginning of the fourth quarter of 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its amendments SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities", (collectively referred to as SFAS
133). SFAS 133 requires all derivative financial instruments to be recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The adoption of SFAS 133 was recorded as a cumulative effect of change in accounting principle and resulted in a cumulative effect charge of $10.0 million ($6.3 million net of tax benefit) which was recorded in the fourth quarter of 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates primarily to variable U.S.-based rates and foreign-based rate obligations on the Company's revolving credit agreement and a fixed to floating interest rate swap agreement, respectively. Interest rate swap agreements have historically been utilized to manage overall borrowing costs and balance fixed and floating interest rate obligations. Currently the Company has only one such swap agreement in place. Under the agreement, which has a $115.0 million notional amount and terminates on March 1, 2008, the Company pays an average of certain foreign LIBOR-based variable rates (8.5% at April 1, 2001) and receives a fixed 7% rate tied to the Convertible Preferred Securities. The agreement has served to reduce the Company's exposure to U.S. interest rates and also contains an interest rate cap which further limits interest rate exposure.

     At the beginning of the fourth  quarter of 2000,  the Company  adopted SFAS
133. Although the Company's swap agreement is an effective diversification of interest rate exposure, it does not qualify for fair value hedge accounting under SFAS 133. As such, the Company has recorded the swap agreement at fair value in the accompanying consolidated balance sheets and records fluctuations in the fair value on a mark-to-market basis as an adjustment to interest expense. At April 1, 2001, the settlement or fair market value of the agreement was $8.3 million. If interest rates related to the swap agreement increased by 100 basis points over the rates in effect at April 1, 2001, interest expense for the remainder of fiscal 2001 would not be materially impacted due to the interest rate cap protection which limits the rate paid by the Company to 8.5%. However, a decrease in rates could result in a significant fair value increase. Such a rate decrease followed by an increase in rates could result in significant volatility in the fair value of the contract and corresponding volatility in the Company's earnings per share. Additionally, if a 100 basis point interest rate increase occurred in the Company's variable U.S.-based rate obligations, relating to its revolving credit facility, interest expense for the remainder of fiscal 2001 would increase by $0.7 million. This amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost. In the event of a change of such magnitude, management could take actions to further mitigate interest rate exposures.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits.

     10.1 Amended and Restated Credit Agreement Dated as of April 2, 2001 among Avado Brands, Inc. as borrower, Wachovia Bank, National Association and Fleet National Bank.

     10.2 Seventh amendment, dated as of April 2, 2001, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Avado Brands, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto.

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

                                                    Avado Brands, Inc.
                                                       (Registrant)


Date:   May 16, 2001                          By:/s/ Erich J. Booth
                                                 -------------------------------
                                                 Erich J. Booth
                                                 Chief Financial Officer
                                                 and Corporate Treasurer