Form 10-Q
period 2001-07-01
AVADO BRANDS INC
filed 2001-08-20
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X]  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
Exchange Act of 1934 For the quarterly period ended         July 1, 2001
                                                    ----------------------------
                                       or

     [ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934 For the transition period from              to
                                                   -------------    ------------

                         Commission File Number: 0-19542


                               AVADO BRANDS, INC.
             (Exact name of registrant as specified in its charter)


               Georgia                                   59-2778983
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

   Hancock at Washington, Madison, GA                      30650
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                  706-342-4552
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

     As of August 17, 2001, there were 28,671,983 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 1, 2001


                                     INDEX

Part I - Financial Information                                              Page

   Item 1 -  Consolidated Financial Statements:

             Consolidated Statements of Earnings...............................3

             Consolidated Balance Sheets.......................................4

             Consolidated Statements of Shareholders' Equity
                and Comprehensive Income.......................................5

             Consolidated Statements of Cash Flows.............................6

             Notes to Consolidated Financial Statements........................7

   Item 2 -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................12

   Item 3 -  Quantitative and Qualitative Disclosures About Market Risk.......17


Part II - Other Information

   Item 4 -  Submission of Matters to a Vote of Security Holders..............18

   Item 6 -  Exhibits and Reports on Form 8-K.................................18

Signature.....................................................................19

Avado Brands, Inc.
Consolidated Statements of Earnings
(Unaudited)
(In thousands, except per share data)                                  Quarter Ended                   Six Months Ended
----------------------------------------------------------------------------------------------   ------------------------------
                                                                  July 1,          July 2,          July 1,         July 2,
                                                                   2001             2000             2001             2000
----------------------------------------------------------------------------------------------   ------------------------------
Restaurant sales:
    Canyon Cafe                                              $         8,015            9,731           16,883          20,023
    Don Pablo's                                                       73,484           77,098          147,155         152,683
    Hops                                                              48,081           46,772          100,215          92,954
    McCormick & Schmick's                                             47,006           40,878           89,716          75,839
----------------------------------------------------------------------------------------------   ------------------------------
          Total restaurant sales                                     176,586          174,479          353,969         341,499
----------------------------------------------------------------------------------------------   ------------------------------
Restaurant operating expenses:
    Food and beverage                                                 50,136           49,734          100,244          97,603
    Payroll and benefits                                              57,174           54,690          114,396         107,205
    Depreciation and amortization                                      5,699            6,296           11,628          12,290
    Other operating expenses                                          46,364           40,398           91,376          79,522
----------------------------------------------------------------------------------------------   ------------------------------
          Total restaurant operating expenses                        159,373          151,118          317,644         296,620
----------------------------------------------------------------------------------------------   ------------------------------
General and administrative expenses                                    7,970            7,835           16,712          18,338
Other special charges                                                    850            4,049            1,250           4,049
----------------------------------------------------------------------------------------------   ------------------------------
Operating income                                                       8,393           11,477           18,363          22,492
----------------------------------------------------------------------------------------------   ------------------------------
Other income (expense):
    Interest expense, net                                            (10,347)          (9,707)         (19,378)        (18,524)
    Distribution expense on preferred securities                      (1,202)          (2,013)          (2,446)         (4,025)
    Gain (loss) on disposal of assets                                   (388)          (1,701)             361          (1,701)
    Other, net                                                        (3,730)          (1,046)          (5,719)         (2,019)
----------------------------------------------------------------------------------------------   ------------------------------
          Total other income (expense)                               (15,667)         (14,467)         (27,182)        (26,269)
---------------------------------------------------------------------------------------------   -------------------------------
Earnings (loss) before income taxes                                   (7,274)          (2,990)          (8,819)         (3,777)
Income taxes                                                          (2,425)          (1,325)          (2,925)         (1,575)
----------------------------------------------------------------------------------------------   ------------------------------
Net earnings (loss)                                          $        (4,849)          (1,665)          (5,894)         (2,202)
==============================================================================================   ==============================
Basic earnings (loss) per common share                       $         (0.17)           (0.07)           (0.21)          (0.09)
==============================================================================================   ==============================
Diluted earnings (loss) per common share                     $         (0.17)           (0.07)           (0.21)          (0.09)
==============================================================================================   ==============================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)
--------------------------------------------------------------------------------------------------------------------
                                                                                        July 1,         Dec. 31,
                                                                                         2001             2000
--------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                    $           384              402
      Accounts receivable                                                                    5,737            7,621
      Inventories                                                                            7,263            9,418
      Prepaid expenses and other                                                             5,336            3,535
      Assets held for sale                                                                 115,765           13,855
--------------------------------------------------------------------------------------------------------------------
           Total current assets                                                            134,485           34,831

Premises and equipment, net                                                                313,801          379,938
Goodwill, net                                                                               73,624          132,012
Deferred income tax benefit                                                                 18,900           18,900
Other assets                                                                                42,431           44,000
--------------------------------------------------------------------------------------------------------------------
                                                                                   $       583,241          609,681
====================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                             $        10,513           31,568
      Accrued liabilities                                                                   64,288           64,567
      Current installments of long-term debt                                                95,850           15,034
      Income taxes                                                                          27,046           30,164
--------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                       197,697          141,333

Long-term debt                                                                             215,743          291,507
Other long-term liabilities                                                                 14,946           16,024
--------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                               428,386          448,864
--------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                    68,584           72,865

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                            -                -
      Common stock, $0.01 par value. Authorized - 75,000,000 shares;
          issued - 40,478,760 shares
          outstanding - 28,634,131 shares in 2001 and 28,206,673 in 2000                       405              405
      Additional paid-in capital                                                           146,419          147,809
      Retained earnings                                                                     94,677          100,571
      Treasury stock at cost; 11,844,629 shares in 2001 and 12,272,087 in 2000            (155,230)        (160,833)
--------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                       86,271           87,952
--------------------------------------------------------------------------------------------------------------------
                                                                                   $       583,241          609,681
====================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)

                                                                           Additional                                Total
                                                      Common Stock          Paid-in      Retained     Treasury   Shareholders'
(In thousands)                                     Shares      Amount       Capital      Earnings       Stock        Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                        40,479       $405      $147,809      $100,571     ($160,833)     $87,952
-------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                      -          -             -        (1,045)            -       (1,045)
Conversion of convertible preferred securities           -          -           329             -         3,638        3,967
Common stock issued to benefit plans                     -          -        (1,422)            -         1,483           61
-------------------------------------------------------------------------------------------------------------------------------
Balance at April 1, 2001                            40,479        405       146,716        99,526      (155,712)      90,935
-------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                      -          -             -        (4,849)            -       (4,849)
Conversion of convertible preferred securities           -          -            14             -           155          169
Common stock issued to benefit plans                     -          -          (311)            -           327           16
-------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 2001                             40,479       $405      $146,419       $94,677     ($155,230)     $86,271
===============================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)                                                                               Six Months Ended
---------------------------------------------------------------------------------------------------------------------
                                                                                          July 1,          July 2,
                                                                                           2001             2000
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings (loss)                                                            $       (5,894)          (2,202)
      Adjustments to reconcile net earnings (loss) to net cash
           provided by operating activities:
               Depreciation and amortization                                                 16,159           16,181
               Loss (gain) on disposal of assets                                               (361)           1,701
               Mark-to-market adjustment on interest rate swap                                  (86)               -
               Other special charges                                                          1,250            4,049
               (Increase) decrease in assets:
                    Accounts receivable                                                        (768)          (2,515)
                    Inventories                                                                 (60)            (724)
                    Prepaid expenses and other                                               (3,576)             316
                Increase (decrease) in liabilities:
                     Accounts payable                                                        (7,958)             769
                     Accrued liabilities                                                      6,631           (7,322)
                     Income taxes                                                            (3,118)           1,464
                     Other long-term liabilities                                               (163)             (31)
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities                      2,056           11,686
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                  (12,358)         (31,547)
      Proceeds from notes receivable and disposal of assets, net                              7,206            3,238
      Investments in and advances to unconsolidated affiliates                                    -             (531)
      Additions to noncurrent assets                                                         (1,902)          (1,956)
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) investing activities           (7,054)         (30,796)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net proceeds from (repayment of) revolving credit agreements                            4,993            8,244
      Principal payments on long-term debt                                                      (13)             (11)
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) financing activities            4,980            8,233
---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                            (18)         (10,877)
Cash and cash equivalents at the beginning of the period                                        402           11,267
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                   $          384              390
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended July 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

NOTE 2 - LONG-TERM DEBT

     On April 2, 2001, the Company executed an amended and restated credit agreement which provided a revolving line of credit of $95.8 million and letters of credit of $10.9 million. The revolver included scheduled commitment reductions of $10.0 million on May 31, 2001, September 4, 2001 and December 31, 2001. The remaining commitment of $65.8 million was to mature on March 29, 2002. In connection with the pending sale of McCormick & Schmick's, during June the Company executed an addendum to the credit agreement which retroactively waived the May 31, 2001 commitment reduction. The addendum also accelerated the maturity of the revolving credit facility to August 21, 2001 at which point those obligations due under the facility shall be payable in full. At July 1, 2001 the facility was fully drawn. The credit agreement includes various provisions which, among other things, require the Company to (i) maintain defined net worth and coverage ratios, (ii) maintain defined leverage ratios and
(iii) achieve a defined quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") amount. At July 1, 2001, the Company was not in compliance with the EBITDA requirement.

     The Company anticipates substantially completing the sale of 33 of its 34 McCormick & Schmick's restaurants during August 2001. Estimated proceeds of $119.3 million from the initial transaction will be used to repay the amount outstanding under revolving credit portion of the credit facility thereby terminating the lenders' obligation to make further revolving loans under the agreement. The lenders under the facility are expected to continue to provide approximately $10.9 million in letters of credit that secure the Company's self-insurance programs. Of the remaining sale proceeds of $23.5 million, $6.0 million will be used to partially cash collateralize the letters of credit, $6.3 million will be used to satisfy the Company's portion of outstanding obligations related to McCormick & Schmick's, $4.3 million will be used to pay fees and expenses associated with the transaction and the balance will be available for past due amounts. The remaining restaurant is located in an area where transfer of permits to the new owners is a more lengthy process and, as a result, the closing on that restaurant, with proceeds totaling $4.2 million, is expected in the fourth quarter of 2001. The Company anticipates using these proceeds to more fully cash collateralize its letters of credit. If the Company is unable to complete the closing of the McCormick & Schmick's transaction prior to the August 21, 2001 maturity of its credit facility, management believes it will be able to extend the agreement.

     Interest payments on senior and subordinated notes approximate $11.6 million semi-annually in each June and December. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred and the Company utilized these provisions with respect to its June 2001 interest payments. Accordingly, the interest payment related to the senior notes was made on June 26, 2001 and the interest payment related to the subordinated notes was made on July 16, 2001.

     As a result of the deferral of the June 2001 interest payment on the subordinated notes to the third quarter, total interest payment requirements for the second half of 2001, including estimated interest related to the revolving credit facility incurred prior to repayment, will be approximately $18.7 million. In addition, maintenance capital is expected to approximate $4 to $6 million. Management believes that cash flow from operations and the sale of other assets should be sufficient to satisfy its interest obligations and projected capital expenditures remaining in 2001. Excluding the McCormick & Schmick's division, assets held for sale totaled $8.1 million at July 1, 2001. The following table presents semi-annual, pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA"), assuming the sale of McCormick & Schmick's had been completed as of the beginning of the periods presented (amounts in thousands):
                                 Six Months        Six Months        Six Months
                                   Ended            Ended              Ended
                               July 1, 2001      July 2, 2000      Dec. 31, 2000
  ------------------------------------------------------------------------------
   Consolidated EBITDA            $ 32,213          39,505             15,554
   McCormick & Schmick's EBITDA     11,636           8,868             11,540
  ------------------------------------------------------------------------------
   Pro forma EBITDA               $ 20,577          30,637              4,014
  ==============================================================================

     The Company is estimating EBITDA for the six months ended December 30, 2001 of approximately $13.5 million, which includes EBITDA of $3.0 million related to the pre-sale operations of McCormick & Schmick's. While management believes that cash flow from operations supplemented by proceeds from the sale of closed restaurant properties and other assets held for sale will be sufficient to enable the Company to meet its obligations, these proposed asset sales are not presently subject to binding agreements. There can be no assurance that the Company will be able to satisfy its interest obligations and capital expenditure requirements in 2001 without generating proceeds from sales of these assets or from raising additional debt or equity capital.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the six months ended July 1, 2001 and July 2, 2000, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                             2000        2001
                                                         ----------- -----------
     Interest paid (net of amounts capitalized)          $  11,501      17,702
     Distributions paid on preferred securities          $       -       4,025
     Income taxes paid (refunded)                        $     193      (3,039)

NOTE 4 - ASSET REVALUATION AND OTHER SPECIAL CHARGES

     Other special charges of $1.3 million in 2001 include severance costs of approximately $0.7 million associated with the elimination of certain management positions in the first quarter of 2001 and $0.6 million related to an abandoned site.

     In 2000, asset revaluation and other special charges totaled $38.2 million. These charges, which were predominately noncash, primarily reflected the decision to close 13 underperforming restaurants and asset revaluation charges related predominately to the decrease in planned new restaurant development. At December 31, 2000, accruals related to these charges totaled $6.0 million. During the first six months of 2001, cash payments of approximately $2.6 million reduced the accruals to approximately $3.4 million.

NOTE 5 - DISPOSAL OF ASSETS

     Loss on disposal of assets for the quarter ended July 1, 2001 reflects the net result of the sale of an office facility in Bedford, Texas and the sale of various other closed restaurant properties and miscellaneous assets.

NOTE 6 - INCOME TAXES

     Income tax benefit represents the effective rate of benefit on loss before income taxes for the first six months of 2001. The tax rate is based on the expected rate for the full-fiscal 2001 year.

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

     At July 1, 2001, the settlement or fair market value of the interest rate swap was $8.8 million and is included in other long-term liabilities in the accompanying consolidated balance sheet. The mark-to-market adjustment of $0.1 million was recorded as a reduction of interest expense.

NOTE 9 - GUARANTOR SUBSIDIARIES

     The Company's senior notes and revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. Such indebtedness is not guaranteed by the Company's non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At July 1, 2001 and December 31, 2000, these partnerships in the non-guarantor subsidiaries operated 60 and 61, respectively, of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of July 1, 2001 and December 31, 2000, and condensed consolidated statements of earnings and cash flows for the six months ended July 1, 2001 and July 2, 2000 are provided for such guarantor and non-guarantor subsidiaries. Corporate costs associated with the maintenance of a centralized administrative function for the benefit of all Avado restaurants have not been allocated to the non-guarantor subsidiaries. In addition, interest expense has not been allocated to the non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

Condensed Consolidated Statement of Earnings
Six Months Ended July 1, 2001
--------------------------------------------------------------------------------------------------------------------
                                                   Guarantor      Non-Guarantor
                (In thousands)                   Subsidiaries      Subsidiaries     Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------
Restaurant sales                               $     274,968           79,001               -           353,969
Restaurant operating expenses                        244,982           72,662               -           317,644
General and administrative expenses                   13,158            3,554               -            16,712
Other special charges                                  1,250                -               -             1,250
--------------------------------------------------------------------------------------------------------------------
Operating income                                      15,578            2,785               -            18,363
--------------------------------------------------------------------------------------------------------------------
Other income (expense)                               (26,746)            (436)              -           (27,182)
Earnings (loss) before income taxes                  (11,168)           2,349               -            (8,819)
Income taxes                                          (3,700)             775               -            (2,925)
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                            $      (7,468)           1,574               -            (5,894)
====================================================================================================================

Condensed Consolidated Statement of Earnings
Six Months Ended July 2, 2000
--------------------------------------------------------------------------------------------------------------------
                                                   Guarantor      Non-Guarantor
(In thousands)                                   Subsidiaries      Subsidiaries     Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------
Restaurant sales                               $     270,021           71,478               -           341,499
Restaurant operating expenses                        233,340           63,280               -           296,620
General and administrative expenses                   15,186            3,152               -            18,338
Other special charges                                  4,049                -               -             4,049
--------------------------------------------------------------------------------------------------------------------
Operating income                                      17,446            5,046               -            22,492
--------------------------------------------------------------------------------------------------------------------
Other income (expense)                               (25,552)            (717)              -           (26,269)
Earnings (loss) before income taxes                   (8,106)           4,329               -            (3,777)
Income taxes                                          (3,375)           1,800               -            (1,575)
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                            $      (4,731)           2,529               -            (2,202)
====================================================================================================================

Condensed Consolidated Balance Sheet
July 1, 2001
--------------------------------------------------------------------------------------------------------------------
                                                   Guarantor      Non-Guarantor
(In thousands)                                   Subsidiaries      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                 $     130,622            3,863              -            134,485
Premises and equipment, net                          282,773           31,028              -            313,801
Goodwill, net                                         52,090           21,534              -             73,624
Deferred income tax benefit                           18,900                -              -             18,900
Other assets                                          37,083            5,348              -             42,431
Intercompany investments                              48,099                -        (48,099)                 -
Intercompany advances                                  7,837                -         (7,837)                 -
--------------------------------------------------------------------------------------------------------------------
                                               $     577,404           61,773        (55,936)           583,241
====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                            $     192,940            4,757               -           197,697
Long-term liabilities                                229,609            1,080               -           230,689
Intercompany payables                                      -            7,837          (7,837)                -
Convertible preferred securities                      68,584                -               -            68,584
Shareholders' equity                                  86,271           48,099         (48,099)           86,271
--------------------------------------------------------------------------------------------------------------------
                                               $     577,404           61,773         (55,936)          583,241
====================================================================================================================

Condensed Consolidated Balance Sheet
December 31, 2000
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
====================================================================================================================

Condensed Consolidated Statement of Cash Flows
Six Months Ended July 1, 2001
-------------------------------------------------------------------------------------------------------------------------
                                                          Guarantor      Non-Guarantor
(In thousands)                                          Subsidiaries      Subsidiaries     Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities             $    (2,876)            4,932              -              2,056
Cash flows from investing activities:
     Capital expenditures                                 (11,597)             (761)             -            (12,358)
     Proceeds from disposal of assets, net                  7,206                 -              -              7,206
     Other investing activities                            (1,902)                -              -             (1,902)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities        (6,293)             (761)             -             (7,054)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from revolving credit agreeements         4,993                 -              -              4,993
     Principal payments on long-term debt                     (13)                -              -                (13)
     Proceeds from (payment of) intercompany
        advances                                            4,173            (4,173)             -                  -
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         9,153            (4,173)             -              4,890
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (16)               (2)             -                (18)
Cash and equivalents at the beginning of the period           310                92              -                402
-------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period         $       294                90              -                384
=========================================================================================================================

Condensed Consolidated Statement of Cash Flows
Six Months Ended July 2, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                         Guarantor       Non-Guarantor
(In thousands)                                          Subsidiaries      Subsidiaries     Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities             $    11,377               309              -             11,686
Cash flows from investing activities:
     Capital expenditures                                 (30,333)           (1,214)             -            (31,547)
     Proceeds from disposal of assets, net                  3,238                 -              -              3,238
     Other investing activities                            (1,779)             (708)             -             (2,487)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities       (28,874)           (1,922)             -            (30,796)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from revolving credit agreements          8,244                 -              -              8,244
     Principal payments on long-term debt                     (11)                -              -                (11)
     Proceeds from (payment of) intercompany
        advances                                           (1,620)            1,620              -                  -
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         6,613             1,620              -              8,233
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (10,884)                7              -            (10,877)
Cash and equivalents at the beginning of the period        11,190                77              -             11,267
-------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period         $       306                84              -                390
==========================================================================================================================

Item 2.


                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            For the Second Quarter and Six Months Ended July 1, 2001


Restaurant Sales

     Consolidated restaurant sales for the second quarter and six months ended July 1, 2001 were $176.6 million and $354.0 million, respectively, compared to $174.5 million and $341.5 million for the same respective periods of 2000. Increased sales were primarily attributable to increased operating capacity from three new restaurants opened in 2001 and 19 restaurants opened in 2000. In addition, price increases of approximately 1% and 3% at Hops and McCormick & Schmick's, respectively, were implemented in the first quarter of 2001 and resulted in slight increases in sales. The increased sales from new restaurants and price increases were somewhat offset by the closing of 13 unprofitable restaurant locations, including four Don Pablo's, three Canyon Cafes and two Hops restaurants which were closed in January 2001 and four additional Don Pablo's locations which were closed in March 2001. Sales increases were further offset by a 2.9% decrease in consolidated same-store sales for the second quarter as compared to the second quarter of 2000 (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). The consolidated same-store-sales decrease for the second quarter included decreases of 12.8% at Canyon Cafe, 2.3% at Don Pablo's, 2.8% at Hops and 1.8% at McCormick & Schmick's. On a year-to-date basis, consolidated same-store sales decreased by approximately 1.5%. Sales in the first half of 2001 were negatively impacted by the effects of a slowing economy and management expects such sales impacts to continue through the third quarter and into the fourth quarter of 2001.

     During the first six months of 2001, the Company opened one new Hops and two new McCormick & Schmick's restaurants. The following table presents restaurants open at the end of the second quarters of 2001 and 2000:


                                                July 1,          July 2,
                                                  2000            2001
    ----------------------------------------------------------------------
    Canyon Cafe                                    14              16
    Don Pablo's                                   131             138
    Hops                                           74              70
    McCormick & Schmick's                          34              30
    -----------------------------------------------------------------------
         Total                                    253             254
    =======================================================================

Restaurant Operating Expenses

     The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the quarter and six-month periods ended July 1, 2001 and July 2, 2000:

------------------------------------------------------------------------------------------------------------------
                                                 Quarter           Quarter         Six Months        Six Months
                                                  Ended             Ended             Ended            Ended
                                               July 1, 2001      July 2, 2000     July 1, 2001      July 2, 2000
------------------------------------------------------------------------------------------------------------------
Restaurant sales:
     Canyon Cafe                                    4.5%              5.6%             4.8%              5.9%
     Don Pablo's                                   41.6%             44.2%            41.6%             44.7%
     Hops                                          27.2%             26.8%            28.3%             27.2%
     McCormick & Schmick's                         26.6%             23.4%            25.3%             22.2%
------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                  100.0%            100.0%           100.0%            100.0%
------------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
     Food and beverage                             28.4%             28.5%            28.3%             28.6%
     Payroll and benefits                          32.4%             31.3%            32.3%             31.4%
     Depreciation and amortization                  3.2%              3.6%             3.3%              3.6%
     Other operating expenses                      26.3%             23.2%            25.8%             23.3%
------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses      90.3%             86.6%            89.7%             86.9%
------------------------------------------------------------------------------------------------------------------
Income from restaurant operations                   9.7%             13.4%            10.3%             13.1%

General and administrative expenses                 4.5%              4.5%             4.7%              5.4%
------------------------------------------------------------------------------------------------------------------
Operating income before special charges             5.2%              8.9%             5.5%              7.8%
==================================================================================================================

     Restaurant operating expenses for the second quarter and six-month period ended July 1, 2001 were 90.3% and 89.7%, respectively, compared to 86.6% and 86.9% for the corresponding periods of 2000. The resulting decreases in restaurant operating margins for the quarter and six-month periods were predominately due to increases in other operating expenses generated by (i) an ongoing advertising strategy designed to build sales volumes over time at Don Pablo's which increased advertising expenditures to 5.5% of its sales in the first half of 2001 compared to 3.1% in the corresponding period of 2000, (ii) an increase in utility costs affecting substantially all of the Company's restaurants, (iii) an increase in rent expense at Hops resulting from a sale-leaseback transaction completed in the fourth quarter of 2000 that reduced debt and related interest expense as well as depreciation expense and (iv) an increase in training costs at Don Pablo's related to a focus on customer service initiatives and the timing of new-manager training. Increases in other operating expenses were somewhat offset by a decrease in preopening expenses resulting from three new restaurants opened in the first two quarters of 2001 compared to 11 restaurants opened in the corresponding period of 2000. Additional increases in restaurant operating expenses were generated by an increase in payroll and benefits due primarily to (i) efforts to improve customer service and management turnover rates including management base pay increases implemented in the fourth quarter of 2000 at McCormick & Schmick's, (ii) an increase in management positions at Hops coupled with the restructuring of management bonus programs and (iii) an increase in hourly labor as a percent of sales resulting from a decline in sales volumes at Don Pablo's and Hops.

     Further decreases in depreciation expense resulted from the June discontinuation of depreciation related to the McCormick & Schmick's assets which are classified as held for sale and the fourth quarter 2000 decision to close 13 underperforming restaurants which also caused the discontinuation of depreciation expense related to the corresponding fixed assets. Increased restaurant operating expenses were further offset by a decrease in food and beverage expenses. Continuing efforts to maximize purchasing synergies resulted in all four brands achieving a decrease in food and beverage expenses compared to the first half of the prior year.

General and Administrative Expenses and Other Special Charges

     General and administrative expenses of 4.5% of sales for the quarter ended July 1, 2001 were comparable to the second quarter of 2000. For the six-month period ended July 1, 2001, general and administrative expenses decreased to 4.7% of sales from 5.4% in the first half of 2000. The decrease was primarily attributable to synergies gained from the consolidation of the Don Pablo's and Canyon Cafe headquarters into the Madison, Georgia corporate office facility in the second quarter of 2000. In addition, in the first quarter of 2001 certain management positions were eliminated which further reduced general and administrative expenses. Other special charges of $1.3 million in 2001 include severance costs of approximately $0.7 million associated with the elimination of management positions and $0.6 million related to an abandoned site.

Interest and Other Expenses

     Net interest expense for the second quarter and six-month period ended July 1, 2001 was $10.3 million and $19.4 million, respectively, compared to $9.7 million and $18.5 million for the corresponding periods of the prior year. Increased interest charges on extended payment terms related to accounts payable, additional amortization of deferred loan costs associated with revolving credit agreement amendments, and interest payments made under a fixed-to-floating interest rate swap agreement, which were somewhat offset by favorable mark-to-market adjustments, were substantially offset by a decrease in the average outstanding balance under the Company's revolving credit facility as compared to 2000.

     Distribution expense on preferred securities relates to the Company's $3.50 term convertible securities with a liquidation preference of $50 per security and convertible into 3.3801 shares of Avado Brands common stock for each security (the "Convertible Preferred Securities"). Expenses related to these securities decreased as a result of the conversion of 842,692 of the securities into 2,848,383 shares of common stock issued from treasury stock during 2000 coupled with 85,628 additional conversions in the first half of 2001. The
Company  has  the  right  to  defer  quarterly   distribution  payments  on  the
Convertible Preferred Securities for up to 20 consecutive quarters and has deferred its December 1, 2000, March 1, 2001 and June 1, 2001 payments until March 1, 2003 and expects to further defer these payments beyond March 1, 2003 as it continues its ongoing process of reducing leverage and increasing profitability.

     Loss on disposal of assets for the quarter ended July 1, 2001 reflects the net result of the sale of an office facility in Bedford, Texas and the sale of various other closed restaurant properties and miscellaneous assets.

     Other expenses relate primarily to amortization of goodwill and other miscellaneous non-operating and typically non-recurring income and expenses. These expenses increased in 2001 due primarily to the incurrence of various tax penalties.

     Income tax benefit represents the effective rate of benefit on loss before income taxes for the first six months of 2001. The tax rate is based on the expected rate for the full-fiscal 2001 year.

Liquidity and Capital Resources

     The Company's growth and its preference to own the real estate on which its restaurants are situated have caused it to be a net user of cash, even after taking into account the significant amount of financing internally generated from operations.

     Since substantially all sales are made for cash and accounts payable are generally due in 15 to 45 days, the Company operates with negative working capital. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of new restaurant openings and closings and the timing of settlement of liabilities. Decreases in current asset and liability accounts occurred in the second quarter of 2001 primarily as a result of the reclassification of the assets and liabilities of the McCormick & Schmick's brand to "Assets held for sale". Additional decreases in accounts payable during the first and second quarters occurred as a result of a planned reduction in the number of days payables were outstanding, in addition to a reduction in capital expenditures payable. Increases in accrued liabilities, which were more than offset by the reclassification of McCormick & Schmick's accrued liabilities, occurred primarily as a result of increases in sales, use, property and other taxes payable, interest accrued on the 11.75% Senior Subordinated Notes due 2009 that was paid in July 2001; and deferred payments related to the Convertible Preferred Securities.

     In the first half of 2001, the Company continued to focus on strategies initiated in 2000 to reduce leverage. New restaurant development plans in the near term have been dramatically reduced from historical levels; the leasing of new sites to reduce initial capital has taken preference over ownership; and an aggressive program to realize cash from various operating and non-operating assets has been implemented. In the first half of 2001, these initiatives included the closure of 13 underperforming restaurants which generated operating losses of $3.2 million in 2000 and the exit from two international joint ventures. In addition, the Company completed the sale of non-core assets totaling $7.2 million and continued suspension of the quarterly dividend payment on the Convertible Preferred Securities. Additional financing sources in the first six months included net proceeds of $5.0 million from the revolving credit agreement and cash generated from operations of $2.1 million. The primary use of funds consisted of capital expenditures of $12.4 million (including a $3.0 million reduction in capital expenditures payable) for the opening of one Hops and two McCormick & Schmick's restaurants as well as maintenance capital for existing restaurants. The Company does not anticipate opening any additional restaurants in 2001. Maintenance capital for existing restaurants for the remainder of 2001 is expected to be approximately $4 to $6 million. The Company does not currently have any capital commitments for new restaurants extending beyond 2001 and will evaluate potential new restaurant openings in 2002 based on projected return on investment and capital availability.

     On April 2, 2001, the Company executed an amended and restated credit agreement which provided a revolving line of credit of $95.8 million and letters of credit of $10.9 million. The revolver included scheduled commitment reductions of $10.0 million on May 31, 2001, September 4, 2001 and December 31, 2001. The remaining commitment of $65.8 million was to mature on March 29, 2002. In connection with the pending sale of McCormick & Schmick's, during June the Company executed an addendum to the credit agreement which retroactively waived the May 31, 2001 commitment reduction. The addendum also accelerated the maturity of the revolving credit facility to August 21, 2001 at which point those obligations due under the facility shall be payable in full. At July 1, 2001 the facility was fully drawn. The credit agreement includes various provisions which, among other things, require the Company to (i) maintain defined net worth and coverage ratios, (ii) maintain defined leverage ratios and
(iii) achieve a defined quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") amount. At July 1, 2001, the Company was not in compliance with the EBITDA requirement.

     The Company anticipates substantially completing the sale of 33 of its 34 McCormick & Schmick's restaurants during August 2001. Estimated proceeds of $119.3 million from the initial transaction will be used to repay the amount outstanding under revolving credit portion of the credit facility thereby terminating the lenders' obligation to make further revolving loans under the agreement. The lenders under the facility are expected to continue to provide approximately $10.9 million in letters of credit that secure the Company's self-insurance programs. Of the remaining sale proceeds of $23.5 million, $6.0 million will be used to partially cash collateralize the letters of credit, $6.3 million will be used to satisfy the Company's portion of outstanding obligations related to McCormick & Schmick's, $4.3 million will be used to pay fees and expenses associated with the transaction and the balance will be available for past due amounts. The remaining restaurant is located in an area where transfer of permits to the new owners is a more lengthy process and, as a result, the closing on that restaurant, with proceeds totaling $4.2 million, is expected in the fourth quarter of 2001. The Company anticipates using these proceeds to more fully cash collateralize its letters of credit. If the Company is unable to complete the closing of the McCormick & Schmick's transaction prior to the August 21, 2001 maturity of its credit facility, management believes it will be able to extend the agreement.

     Interest payments on senior and subordinated notes approximate $11.6 million semi-annually in each June and December. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred and the Company utilized these provisions with respect to its June 2001 interest payments. Accordingly, the interest payment related to the senior notes was made on June 26, 2001 and the interest payment related to the subordinated notes was made on July 16, 2001.

     As a result of the deferral of the June 2001 interest payment on the subordinated notes to the third quarter, total interest payment requirements for the second half of 2001, including estimated interest related to the revolving credit facility incurred prior to repayment, will be approximately $18.7 million. In addition, maintenance capital is expected to approximate $4 to $6 million. Management believes that cash flow from operations and the sale of other assets should be sufficient to satisfy its interest obligations and projected capital expenditures remaining in 2001. Excluding the McCormick & Schmick's division, assets held for sale totaled $8.1 million at July 1, 2001. The following table presents semi-annual, pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA"), assuming the sale of McCormick

& Schmick's had been completed as of the beginning of the periods presented (amounts in thousands):
                                Six Months        Six Months        Six Months
                                   Ended            Ended              Ended
                               July 1, 2001      July 2, 2000      Dec. 31, 2000
  ------------------------------------------------------------------------------
   Consolidated EBITDA            $ 32,213          39,505             15,554
   McCormick & Schmick's EBITDA     11,636           8,868             11,540
  ------------------------------------------------------------------------------
   Pro forma EBITDA               $ 20,577          30,637              4,014
  ==============================================================================

     The Company is estimating EBITDA for the six months ended December 30, 2001 of approximately $13.5 million, which includes EBITDA of $3.0 million related to the pre-sale operations of McCormick & Schmick's. While management believes that cash flow from operations supplemented by proceeds from the sale of closed restaurant properties and other assets held for sale will be sufficient to enable the Company to meet its obligations, these proposed asset sales are not presently subject to binding agreements. There can be no assurance that the Company will be able to satisfy its interest obligations and capital expenditure requirements in 2001 without generating proceeds from sales of these assets or from raising additional debt or equity capital.

     At July 1, 2001, the Company held notes receivable from Tom E. DuPree, Jr., the Chairman of the Board and Chief Executive Officer, totaling $10.9 million, $3.0 million of which are secured by real estate owned by Mr. DuPree. The notes mature on June 30, 2002 and bear interest at 11.5%, payable at maturity. At July 1, 2001, the notes plus approximately $2.3 million in accrued interest were included in "Other assets" in the accompanying consolidated balance sheet. The Company, Mr. DuPree and the Board of Directors are currently investigating various payment, security and extension alternatives and, as such, the notes and related accrued interest continue to be classified as noncurrent assets at July 1, 2001.

Effect of Inflation

     Management believes that inflation has not had a material effect on earnings during the past several years. Future inflationary increases in the cost of labor, food and other operating costs could adversely affect the Company's restaurant operating margins. In the past, however, the Company generally has been able to modify its operations to offset increases in its operating costs.

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

Forward-Looking Information

     Certain information contained in this quarterly report, particularly information regarding the future economic performance and finances, restaurant development plans, capital requirements and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the casual dining restaurant industry, which remains intense; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new restaurant development; government monetary and fiscal policies; laws and regulations; and governmental initiatives such as minimum wage rates and taxes. Other factors that may cause actual results to differ from the forward-looking statements contained in this release and that may affect the Company's prospects in general are described in Exhibit 99.1 to the Company's Form 10-Q for the fiscal quarter ended April 2, 2000, and the Company's other filings with the Securities and Exchange Commission.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company will adopt SFAS No. 141 as of July 1, 2001, and the impact of such adoption is not anticipated to have a material adverse impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at that date. The Company will adopt SFAS 142 effective at the beginning of its fiscal 2002 year, and has not completed its evaluation of the impact, if any, that adoption of the statement will have on its consolidated financial position or results of operations.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates primarily to variable U.S.-based rates and foreign-based rate obligations on the Company's revolving credit agreement and a fixed to floating interest rate swap agreement, respectively. Interest rate swap agreements have historically been utilized to manage overall borrowing costs and balance fixed and floating interest rate obligations. Currently the Company has only one such swap agreement in place. Under the agreement, which has a $115.0 million notional amount and terminates on March 1, 2008, the Company pays an average of certain foreign LIBOR-based variable rates (8.5% at July 1, 2001) and receives a fixed 7% rate tied to the Convertible Preferred Securities. The agreement has served to reduce the Company's exposure to U.S. interest rates and also contains an interest rate cap which further limits interest rate exposure.

     At the beginning of the fourth  quarter of 2000,  the Company  adopted SFAS
133. Although the Company's swap agreement is an effective diversification of interest rate exposure, it does not qualify for fair value hedge accounting under SFAS 133. As such, the Company has recorded the swap agreement at fair value in the accompanying consolidated balance sheets and records fluctuations in the fair value on a mark-to-market basis as an adjustment to interest expense. At July 1, 2001, the settlement or fair market value of the agreement was $8.8 million. If interest rates related to the swap agreement increased by 100 basis points over the rates in effect at July 1, 2001, interest expense for the remainder of fiscal 2001 would not be materially impacted due to the interest rate cap protection which limits the rate paid by the Company to 8.5%. However, a decrease in rates could result in a significant fair value increase. Such a rate decrease followed by an increase in rates could result in significant volatility in the fair value of the contract and corresponding volatility in the Company's earnings per share.

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

Part II. Other Information
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The annual meeting of shareholders was held on May 2, 2001, at which the following proposals were voted upon by shareholders: (1) the election of eight members to the Board of Directors, (2) a proposal to approve an amendment to the Company's Articles of Incorporation to effect a one-for-four reverse split of the Company's common stock and (3) ratification of the selection of KPMG LLP as the Company's independent auditors.

     Each of the eight members of the Company's Board of Directors was elected to serve a term of one year and until his or her successor is elected, and has qualified by the following votes:

                                           Affirmative             Negative
                                           -----------            ---------
      Tom E. DuPree, Jr.                    21,935,663            5,070,624
      Erich J. Booth                        22,058,424            4,947,863
      Margaret E. Waldrep                   21,927,663            5,078,624
      William P. McCormick*                 26,674,212              332,075
      Jerome A. Atkinson                    26,673,979              332,308
      William V. Lapham                     26,672,069              334,218
      Emilio Alvarez-Recio                  26,666,369              339,918
      Robert Sroka                          26,672,279              334,008


     * In conjunction  with the with the sale of McCormick & Schmick's,  William
       P. McCormick has resigned from the Board of Directors


 The remaining proposals voted on at the May 2, 2001 annual meeting of shareholders were approved as follows:

                                         Affirmative     Negative     Abstaining
                                         -----------     --------     ----------
      Approval of reverse stock split     26,257,698      724,329        24,260
      Appointment of KPMG LLP             26,919,960       74,092        12,235


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)        Exhibits.

     11.1 Computation of earnings per common share

     99.1 Safe Harbor  Under the  Private  Securities  Litigation  Reform Act of
          1995*

     * Incorporated by reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.

(b)      Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated June 7, 2001, which disclosed, pursuant to Item 5, the Company's intent to sell its McCormick & Schmick's brand. The report also included pro forma financial statements pursuant to Item 7 of Form 8-K.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         Avado Brands, Inc.
                                                             (Registrant)


Date:   August 20, 2001                         By:/s/Erich J. Booth
                                                   -----------------------------
                                                   Erich J. Booth
                                                   Chief Financial Officer
                                                   and Corporate Treasurer