Form 10-Q
period 2001-09-30
AVADO BRANDS INC
filed 2001-11-15
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 For the quarterly period ended
                               September 30, 2001

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934 For the transition
                                 period from _______to_______

                      Commission File Number: 0-19542

                               AVADO BRANDS, INC.
             (Exact name of registrant as specified in its charter)


            Georgia                                         59-2778983
-------------------------------------        ----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

 Hancock at Washington, Madison, GA                           30650
-------------------------------------       -----------------------------------
(Address of principal executive offices)                    (Zip Code)


                                  706-342-4552
                        -------------------------------
              (Registrant's telephone number, including area code)

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


         As of November 13, 2001, there were 28,680,450 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX


Part I - Financial Information                                              Page

 Item 1 -  Consolidated Financial Statements:

           Consolidated Statements of Earnings.................................3

           Consolidated Balance Sheets.........................................4

           Consolidated Statements of Shareholders' Equity
              and Comprehensive Income.........................................5

           Consolidated Statements of Cash Flows...............................6

           Notes to Consolidated Financial Statements..........................7

 Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................13

 Item 3 -  Quantitative and Qualitative Disclosures About Market Risk.........19


Part II - Other Information

 Item 6 -  Exhibits and Reports on Form 8-K...................................20

Signature.....................................................................21

Avado Brands, Inc.
Consolidated Statements of Earnings
(Unaudited)
(In thousands, except per share data)                                      Quarter Ended                    Nine Months Ended
--------------------------------------------------------------------------------------------------   ------------------------------
                                                                    Sept. 30,         Oct. 1,         Sept. 30,        Oct. 1,
                                                                       2001             2000             2001             2000
--------------------------------------------------------------------------------------------------   ------------------------------
Restaurant sales:
    Canyon Cafe                                                  $         7,363            9,468           24,246          29,491
    Don Pablo's                                                           70,527           75,700          217,682         228,383
    Hops                                                                  45,607           47,040          145,822         139,994
    McCormick & Schmick's                                                 26,159           41,871          115,875         117,710
--------------------------------------------------------------------------------------------------   ------------------------------
          Total restaurant sales                                         149,656          174,079          503,625         515,578
--------------------------------------------------------------------------------------------------   ------------------------------

Restaurant operating expenses:
    Food and beverage                                                     42,912           51,436          143,156         149,039
    Payroll and benefits                                                  49,298           55,830          163,694         163,035
    Depreciation and amortization                                          4,979            6,317           16,607          18,607
    Other operating expenses                                              44,620           45,976          135,996         125,498
--------------------------------------------------------------------------------------------------   ------------------------------
          Total restaurant operating expenses                            141,809          159,559          459,453         456,179
--------------------------------------------------------------------------------------------------   ------------------------------
General and administrative expenses                                        7,674            8,956           24,386          27,294
Asset revaluation and other special charges                               47,130              800           48,380           4,849
--------------------------------------------------------------------------------------------------   ------------------------------
Operating income                                                        (46,957)            4,764         (28,594)          27,256
--------------------------------------------------------------------------------------------------   ------------------------------
Other income (expense):
    Interest expense, net                                                (7,162)         (10,455)         (26,540)        (28,979)
    Distribution expense on preferred securities                         (1,200)          (2,013)          (3,646)         (6,038)
    Gain (loss) on disposal of assets                                      5,271          (1,350)           5,632          (3,051)
    Other, net                                                           (1,599)          (1,137)          (7,318)         (3,156)
--------------------------------------------------------------------------------------------------   ------------------------------
          Total other income (expense)                                   (4,690)         (14,955)         (31,872)        (41,224)
--------------------------------------------------------------------------------------------------   ------------------------------
Earnings (loss) before income taxes                                     (51,647)         (10,191)         (60,466)        (13,968)
Income taxes                                                              12,725          (1,925)           9,800          (3,500)
--------------------------------------------------------------------------------------------------   ------------------------------
Net earnings (loss)                                              $      (64,372)          (8,266)         (70,266)        (10,468)
==================================================================================================   ==============================
Basic earnings (loss) per common share                           $        (2.24)           (0.33)           (2.46)          (0.41)
==================================================================================================   ==============================
Diluted earnings (loss) per common share                         $        (2.24)           (0.33)           (2.46)          (0.41)
==================================================================================================   ==============================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)
--------------------------------------------------------------------------------------------------------------------
                                                                                       Sept. 30,        Dec. 31,
                                                                                         2001             2000
--------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                    $          328              402
      Restricted cash                                                                       6,000               -
      Accounts receivable                                                                  12,286            7,621
      Inventories                                                                           6,498            9,418
      Prepaid expenses and other                                                            4,003            3,535
      Assets held for sale                                                                 10,465           13,855
--------------------------------------------------------------------------------------------------------------------
           Total current assets                                                            39,580           34,831

Premises and equipment, net                                                               303,950          379,938
Goodwill, net                                                                              35,047          132,012
Deferred income tax benefit                                                                 8,383           18,900
Other assets                                                                               39,877           44,000
--------------------------------------------------------------------------------------------------------------------
                                                                                   $      426,837          609,681
====================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                             $       16,917           31,568
      Accrued liabilities                                                                  61,822           64,567
      Current installments of long-term debt                                                   19           15,034
      Income taxes                                                                         29,198           30,164
--------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                      107,956          141,333

Long-term debt                                                                            215,779          291,507
Other long-term liabilities                                                                12,596           16,024
--------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                              336,331          448,864
--------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing
       I, a subsidiary holding solely Avado Brands, Inc. 7% convertible
       subordinated debentures due March 1, 2027                                           68,584           72,865

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                          -                -
      Common stock, $0.01 par value. Authorized - 75,000,000 shares;
          issued - 40,478,760 shares in 2001 and 2000
          outstanding - 28,680,450 shares in 2001 and 28,206,673 in 2000                      405              405
      Additional paid-in capital                                                          145,835          147,809
      Retained earnings                                                                    30,305          100,571
      Treasury stock at cost; 11,798,310 shares in 2001 and 12,272,087 in 2000          (154,623)        (160,833)
--------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                      21,922           87,952
--------------------------------------------------------------------------------------------------------------------
                                                                                   $      426,837          609,681
====================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)
                                                                            Additional                                 Total
                                                      Common Stock            Paid-in      Retained     Treasury    Shareholders'
(In thousands)                                   Shares          Amount       Capital      Earnings       Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                       40,479            $405      $147,809      $100,571   ($160,833)        $87,952
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    -               -             -        (1,045)          -           (1,045)
Conversion of convertible preferred securities         -               -           329            -          3,638          3,967
Common stock issued to benefit plans                   -               -        (1,422)           -          1,483             61
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 1, 2001                           40,479             405       146,716        99,526    (155,712)         90,935
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    -               -             -        (4,849)           -          (4,849)
Conversion of convertible preferred securities         -               -            14            -            155            169
Common stock issued to benefit plans                   -               -          (311)           -            327             16
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 2001                            40,479             405       146,419       94,677     (155,230)         86,271
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    -               -            -        (64,372)           -         (64,372)
Common stock issued to benefit plans                   -               -          (584)           -           607              23
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                      40,479            $405      $145,835       30,305    ($154,623)        $21,922
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)                                                                               Nine Months Ended
---------------------------------------------------------------------------------------------------------------------
                                                                                        Sept. 30,         Oct. 1,
                                                                                           2001             2000
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings (loss)                                                            $   (70,266)         (10,468)
      Adjustments to reconcile net earnings (loss) to net cash
           provided by operating activities:
               Depreciation and amortization                                               22,885           24,451
               Deferred income taxes                                                       10,517               -
               Loss (gain) on disposal of assets                                          (5,632)            3,051
               Mark-to-market adjustment on interest rate swap                            (2,196)               -
               Other special charges                                                       48,380            4,849
               (Increase) decrease in assets:
                    Accounts receivable                                                   (1,736)          (1,871)
                    Inventories                                                               831            (550)
                    Prepaid expenses and other                                            (2,791)               47
                Increase (decrease) in liabilities:
                     Accounts payable                                                     (3,699)            6,716
                     Accrued liabilities                                                    2,307          (2,576)
                     Income taxes                                                           (966)            (593)
                     Other long-term liabilities                                          (2,546)            (172)
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) operating activities        (4,912)           22,884
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Capital expenditures                                                               (16,333)         (44,707)
      Proceeds from disposal of assets and notes receivable, net                         120,725            3,238
      Investments in and advances to unconsolidated affiliates                                 -           (1,016)
      Additions to noncurrent assets                                                      (2,703)          (2,260)
---------------------------------------------------------------------------------------------------------------------
                               Net cash provided by (used in) investing activities        101,689         (44,745)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net proceeds from (repayment of) revolving credit agreements                       (90,831)           11,000
      Principal payments on long-term debt                                                   (20)             (17)
      Payments to collateralize letters of credit                                         (6,000)               -
---------------------------------------------------------------------------------------------------------------------
                              Net cash provided by (used in) financing activities        (96,851)           10,983
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                         (74)         (10,878)
Cash and cash equivalents at the beginning of the period                                      402           11,267
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                   $        328              389
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

NOTE 2 - LONG-TERM DEBT

     In 2001, the Company has continued to focus on strategies initiated in 2000 to reduce leverage. New restaurant development plans in the near term have been dramatically reduced from historical levels; the leasing of new sites to reduce initial capital has taken preference over ownership; and an aggressive program to realize cash from various operating and non-operating assets has been implemented. On August 22, 2001, the Company substantially completed the sale of its McCormick & Schmick's brand. Closing occurred on 33 of the 34 restaurants involved in the transaction for a purchase price of $119.3 million. The remaining restaurant is expected to close during the fourth quarter of 2001, once permitting is complete, for additional proceeds of $4.2 million. The majority of the sale proceeds received on August 22, 2001 were used to repay $95.8 million outstanding under the revolving credit portion of the Company's credit facility. Of the remaining $23.5 million, $4.3 million was used to pay fees and expenses associated with the transaction, $6.3 million was used to satisfy the Company's portion of outstanding obligations related to the McCormick & Schmick's division, $6.0 million was used to partially cash-collateralize existing $10.0 million in letters of credit under the Company's credit facility, and the remainder was used to settle various past due obligations. When the final proceeds of $4.2 million are received, the Company expects to fully cash-collateralize the aforementioned letters of credit that secure its self-insurance programs.

     Other initiatives to reduce leverage in 2001 included the closure of 13 underperforming restaurants which generated operating losses of $3.2 million in 2000 and the exit from two international joint ventures. The Company has also completed the sale of non-core assets totaling $8.7 million and continued
suspension of the quarterly dividend payment on the Convertible Preferred Securities. In addition to the $95.8 million repayment of the revolving credit facility, the primary uses of funds in the first nine months of 2001 included
(i) capital expenditures of $16.3 million (including a $3.0 million reduction in capital expenditures payable) for the opening of one Hops and two McCormick & Schmick's restaurants as well as maintenance capital for existing restaurants,
(ii) payments of $6.0 million to collateralize letters of credit and (iii) net cash used in operations of $4.9 million which included interest payments of $16.1 million. The Company does not anticipate opening any additional restaurants in 2001 although fourth quarter maintenance capital for existing restaurants is expected to be approximately $2.0 million. Although development plans include the opening of three new Hops and three new Don Pablo's restaurants in 2002, the Company does not currently have any capital commitments for new restaurants and will evaluate the potential new restaurant openings in 2002 based on projected return on investment and capital availability.

     The Company expects the primary sources of cash in the fourth quarter to include (i) estimated earnings before interest, taxes, depreciation and amortization ("EBITDA") of $4.0 million, (ii) collections on the last remaining McCormick & Schmick's restaurant in addition to other amounts due on the McCormick & Schmick's transaction of approximately $6.0 million, (iii) proceeds from sales of other miscellaneous non-core assets of approximately $5.0 million and (iv) gift certificate sales of approximately $5.0 million. The primary uses of cash in the fourth quarter of 2001 will include (i) interest payments on senior and subordinated notes of approximately $11.6 million, (ii) payments to further cash- collateralize letters of credit of approximately $4.0 million,
(iii) working capital changes of approximately $2.0 million and (iv) capital expenditures of approximately $2.0 million. The interest payments on senior and subordinated notes are due semi-annually in each June and December. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred and the Company utilized these provisions with respect to its June 2001 interest payments. These provisions will again be available to the Company, if needed, with respect to the December interest payments.

     Terms of the Company's senior and subordinated notes, interest rate swap agreement, $30.0 million master equipment lease and $28.4 million Hops sale-leaseback transaction include various provisions which, among other things, require the Company to (i) maintain defined net worth and coverage ratios, (ii) maintain defined leverage ratios, (iii) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (iv) limit certain payments. At September 30, 2001, the Company was in compliance with the terms of its senior and subordinated notes but was not in compliance with certain coverage and leverage ratios contained in the interest rate swap agreement and $30.0 million master equipment lease and was not in compliance with a net worth requirement contained in the $28.4 million sale-leaseback agreement. The Company has obtained waivers with respect to all events of default in existence at September 30, 2001.

     While management believes that cash flow from operations supplemented by proceeds from the sales of the remaining McCormick & Schmick's restaurant, closed restaurant properties and other non-core assets held for sale will be sufficient to enable the Company to meet its obligations for the remainder of 2001, not all of the proposed asset sales are presently subject to binding agreements. There can be no assurance that the Company will be able to satisfy its interest obligations and capital expenditure requirements in the fourth quarter of 2001 without generating proceeds from sales of these assets or from raising additional debt or equity capital.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the nine months ended September 30, 2001 and October 1, 2000, the following supplements the consolidated statements of cash flows (amounts in thousands):
                                                               2001       2000
                                                      -------------------------
Interest paid (net of amounts capitalized)          $         16,097     20,671
Distributions paid on preferred securities          $             -       6,038
Income taxes paid (refunded)                        $            249     (2,907)

NOTE 4 - ASSET REVALUATION AND OTHER SPECIAL CHARGES

     Third quarter 2001 asset revaluation and other special charges of $47.1 million related primarily to a $44.6 million non- cash asset impairment charge at Canyon Cafe. A continued deterioration of sales and corresponding lack of operating performance improvement resulted in a carrying amount of assets which exceeded the sum of expected future cash flows associated with such assets. As a result, an impairment loss was recorded based on the difference between the estimated fair value and the carrying amount of the Canyon Cafe assets. The impairment charge included a $38.1 million reduction of goodwill with the remaining charge recorded primarily as a reduction of premises and equipment in the accompanying consolidated balance sheet.

     In 2000, asset revaluation and other special charges totaled $38.2 million. These charges, which were predominately noncash, primarily reflected the decision to close 13 underperforming restaurants and asset revaluation charges related predominately to the decrease in planned new restaurant development. At December 31, 2000, accruals related to these charges totaled $6.0 million. During the first nine months of 2001, cash payments of approximately $3.5 million reduced the accruals to approximately $2.5 million.

NOTE 5 - DISPOSAL OF ASSETS

     Gain on disposal of assets of $5.3 million for the quarter ended September 30, 2001 reflects an $8.0 million gain on the sale of McCormick & Schmick's which was somewhat offset by the write off of deferred loan costs associated with the Company's revolving credit facility which was repaid with proceeds from the sale transaction. Gain on disposal for the nine months ended September 30, 2001 includes the net result of the sale of an office facility in Bedford, Texas and the sale of various closed restaurant properties and miscellaneous assets.

NOTE 6 - INCOME TAXES

     Although the Company incurred a loss before income taxes of $51.6 million and $60.5 million for the quarter and nine- month period ended September 30, 2001, respectively, the sale of McCormick & Schmick's was treated as an asset sale for tax purposes thus generating a taxable gain for book purposes of approximately $59.0 million compared to a pretax gain of $8.0 million. In addition, the $44.6 million write down of Canyon Cafe assets included approximately $34.0 million of items which will be permanently non-deductible for tax purposes. Primarily as a result of these significant permanent book-tax differences, income tax expense for the quarter and nine months ended September 30, 2001 was $12.7 million and $9.8 million, respectively. As the Company has available sufficient net operating loss carryforwards, the 2001 tax expense associated with the nine months ended September 30, 2001 is expected to be non-cash.

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

     Currently, the Company has only one interest rate swap in place. At September 30, 2001, the settlement or fair market value of the interest rate swap was $6.7 million and is included in other long-term liabilities in the accompanying consolidated balance sheet. For the quarter and nine months ended September 30, 2001, mark-to-market adjustments of $2.1 million and $2.2 million, respectively, were recorded as a reduction of interest expense.

NOTE 9 - GUARANTOR SUBSIDIARIES

     The Company's senior notes and revolving credit facility are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. Such indebtedness is not guaranteed by the Company's non- wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At September 30, 2001 and December 31, 2000, these partnerships in the non- guarantor subsidiaries operated 60 and 61, respectively, of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000, and condensed consolidated statements of earnings and cash flows for the nine months ended September 30, 2001 and October 1, 2000 are provided for such guarantor and non-guarantor subsidiaries. Corporate costs associated with the maintenance of a centralized administrative function for the benefit of all Avado restaurants have not been allocated to the non-guarantor subsidiaries. In addition, interest expense has not been allocated to the non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

Condensed Consolidated Statement of Earnings
Nine Months Ended September 30, 2001
                                                   Guarantor      Non-Guarantor
(In thousands)                                   Subsidiaries      Subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------
Restaurant sales                               $        381,853            121,772              -         503,625
Restaurant operating expenses                           345,685            113,768              -         459,453
General and administrative expenses                      18,901              5,485              -          24,386
Other special charges                                    48,380                 -               -          48,380
-------------------------------------------------------------------------------------------------------------------
Operating income                                        (31,113)             2,519              -         (28,594)
-------------------------------------------------------------------------------------------------------------------
Other income (expense)                                  (31,694)             (178)              -         (31,872)
Earnings (loss) before income taxes                     (62,807)             2,341              -         (60,466)
Income taxes                                               8,981               819              -           9,800
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                            $        (71,788)             1,522              -         (70,266)
===================================================================================================================

Condensed Consolidated Statement of Earnings
Nine Months Ended October 1, 2000
                                                   Guarantor      Non-Guarantor
(In thousands)                                   Subsidiaries      Subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------
Restaurant sales                               $         406,484           109,094              -          515,578
Restaurant operating expenses                            358,384            97,795              -          456,179
General and administrative expenses                       22,696             4,598              -           27,294
Other special charges                                      4,849                 -              -            4,849
-------------------------------------------------------------------------------------------------------------------
Operating income                                          20,555             6,701              -           27,256
-------------------------------------------------------------------------------------------------------------------
Other income (expense)                                  (40,623)             (601)              -         (41,224)
Earnings (loss) before income taxes                     (20,068)             6,100              -         (13,968)
Income taxes                                             (5,000)             1,500              -          (3,500)
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                            $        (15,068)             4,600              -         (10,468)
===================================================================================================================

Condensed Consolidated Balance Sheet
September 30, 2001
                                                   Guarantor      Non-Guarantor
(In thousands)                                   Subsidiaries      Subsidiaries     Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                 $          36,262             3,318              -           39,580
Premises and equipment, net                              274,169            29,781              -          303,950
Goodwill, net                                             13,670            21,377              -           35,047
Deferred income tax benefit                                8,383                 -              -            8,383
Other assets                                              34,587             5,290              -           39,877
Intercompany investments                                  48,047                 -       (48,047)                -
Intercompany advances                                      7,842                 -        (7,842)                -
-------------------------------------------------------------------------------------------------------------------
                                               $         422,960            59,766       (55,889)          426,837
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                            $         105,694             2,262              -          107,956
Long-term liabilities                                    226,760             1,615              -          228,375
Intercompany payables                                          -             7,842        (7,842)                -
Convertible preferred securities                          68,584                 -              -           68,584
Shareholders' equity                                      21,922            48,047       (48,047)           21,922
-------------------------------------------------------------------------------------------------------------------
                                               $         422,960            59,766       (55,889)          426,837
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
===================================================================================================================

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2001
                                                  Guarantor       Non-Guarantor
(In thousands)                                   Subsidiaries      Subsidiaries     Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities      $         (9,924)             5,012              -          (4,912)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                               (15,487)             (846)              -         (16,333)
     Proceeds from disposal of assets, net              120,725                  -              -         120,725
     Other investing activities                          (2,703)                 -              -          (2,703)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities     102,535              (846)              -         101,689
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net repayment of revolving credit agreements       (90,831)                 -              -         (90,831)
     Principal payments on long-term debt                   (20)                 -              -             (20)
     Payments to collateralize letters of credit         (6,000)                 -              -          (6,000)
     Proceeds from (payment of) intercompany
        advances                                          4,168            (4,168)              -                -
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities     (92,683)           (4,168)              -         (96,851)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        (72)               (2)              -             (74)
Cash and equivalents at the beginning of the period         310                92               -             402
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period  $            238                90               -             328
===================================================================================================================

Condensed Consolidated Statement of Cash Flows
Nine Months Ended October 1, 2000
                                                   Guarantor      Non-Guarantor
(In thousands)                                   Subsidiaries      Subsidiaries     Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities      $         19,837             3,047               -          22,884
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                               (42,978)           (1,729)              -         (44,707)
     Proceeds from disposal of assets, net                3,238                  -              -           3,238
     Other investing activities                          (2,531)             (745)              -          (3,276)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities     (42,271)           (2,474)              -         (44,745)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from revolving credit agreements        11,000                 -              -           11,000
     Principal payments on long-term debt                   (17)                 -              -             (17)
     Proceeds from (payment of) intercompany
        advances                                             563             (563)              -                -
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       11,546             (563)              -           10,983
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    (10,888)               10               -          (10,878)
Cash and equivalents at the beginning of the period      11,190                77               -           11,267
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period  $            302                87               -              389
===================================================================================================================

Item 2.

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Third Quarter and Nine Months Ended September 30, 2001


Consolidated Overview of Operations

     Consolidated restaurant sales for the third quarter and nine months ended September 30, 2001 were $149.7 million and $503.6 million, respectively, compared to $174.1 million and $515.6 million for the same respective periods of 2000. Declining revenues were primarily a result of the divestiture of McCormick & Schmick's which was substantially completed on August 22, 2001 and the closing of 13 unprofitable restaurant locations, including eight Don Pablo's, three Canyon Cafe's and two Hops restaurants in the first quarter of 2001. The continuing effects of a slowing economy coupled with the September 11, 2001 terrorist attacks had a further negative impact on revenues. Excluding McCormick & Schmick's, consolidated same-store-sales for the third quarter decreased by 5.0% including decreases of 13.7% at Canyon Cafe, 4.2% at Don Pablo's and 3.3% at Hops as compared to the corresponding period of the prior year (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). Declining revenues were somewhat offset by increased operating capacity from three new restaurants opened in 2001 including one Hops and two McCormick & Schmick's and 19 restaurants opened during 2000. The following table presents restaurants open at the end of the third quarters of 2001 and 2000 (excluding McCormick & Schmick's):


                                                   Sept. 30,         Oct. 1,
                                                      2001            2000
----------------------------------------------------------------------------
Canyon Cafe                                            14              17
Don Pablo's                                           131             139
Hops                                                   74              72
----------------------------------------------------------------------------
 Total                                                219             228
============================================================================

     Consolidated operating income before asset revaluation and other special charges for the third quarter and nine months ended September 30, 2001 was $0.2 million and $19.8 million, respectively, compared to $5.6 million and $32.1 million for the same respective periods of 2000. Decreased operating income for the quarter and year-to-date periods was predominately related to (i) declining sales volumes which generated an increase in fixed operating expenses as a percentage of sales, (ii) higher operating expenses associated with increased marketing initiatives and (iii) an increase in payroll and benefits primarily related to the fixed component of management pay. Decreases in operating income were somewhat offset by a decrease in food and beverage expense and decreases in depreciation expense resulting from the June discontinuation of depreciation related to the McCormick & Schmick's assets which were classified as held for sale.

     Third quarter asset revaluation and other special charges of $47.1 million related primarily to a $44.6 million non-cash asset impairment charge at Canyon Cafe. A continued deterioration of sales and corresponding lack of operating performance improvement resulted in a carrying amount of assets which exceeded the sum of expected future cash flows associated with such assets. As a result, an impairment loss was recorded based on the difference between the estimated fair value and the carrying amount of the Canyon Cafe assets.

Pro Forma Restaurant Operating Expenses

     The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales on a pro forma basis excluding the operations of McCormick & Schmick's for the quarter and nine-month periods ended September 30, 2001 and October 1, 2000:

                                                Pro Forma         Pro Forma         Pro Forma        Pro Forma
                                                 Quarter           Quarter         Nine Months      Nine Months
                                                  Ended             Ended             Ended            Ended
                                              Sept. 30, 2001     Oct. 1, 2000    Sept. 30, 2001     Oct. 1, 2000
-------------------------------------------------------------------------------------------------------------------
Restaurant sales:
     Canyon Cafe                                          6.0%              7.2%             6.3%             7.4%
     Don Pablo's                                         57.1%             57.3%            56.1%            57.4%
     Hops                                                36.9%             35.6%            37.6%            35.2%
-------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                        100.0%            100.0%           100.0%           100.0%
-------------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
     Food and beverage                                   28.4%             29.4%            28.0%            28.6%
     Payroll and benefits                                33.2%             32.5%            32.8%            31.9%
     Depreciation and amortization                        4.0%              4.1%             3.9%             4.1%
     Other operating expenses                            30.9%             27.9%            28.1%            24.9%
-------------------------------------------------------------------------------------------------------------------
        Total restaurant operating expenses              96.5%             93.9%            92.8%            89.5%
-------------------------------------------------------------------------------------------------------------------
Income from restaurant operations                         3.5%              6.1%             7.2%            10.5%

General and administrative expenses                       5.4%              5.4%             5.4%             5.5%
-------------------------------------------------------------------------------------------------------------------
Operating income before special charges                  -2.0%              0.7%             1.9%             5.0%
===================================================================================================================

     Pro forma restaurant operating expenses for the third quarter and nine months ended September 30, 2001 were 96.5% and 92.8% of sales, respectively, compared to 93.9% and 89.5% for the corresponding periods of 2000. The resulting decreases in restaurant operating margins for the quarter and nine months were predominately due to increases in operating expenses generated by (i) ongoing advertising strategies designed to build sales volumes over time at Don Pablo's and Hops which increased year-to-date advertising expenditures to 5.7% and 5.8% of sales at Don Pablo's and Hops, respectively, compared to 4.3% and 4.9%, respectively, for the same periods of 2000, (ii) an increase in rent expense at Hops resulting from a sale-leaseback transaction completed in the fourth quarter of 2000 that reduced debt and related interest expense as well as depreciation expense, (iii) higher payroll and benefits due primarily to an increase in the number of management positions at Hops coupled with the restructuring of management bonus programs and an increase in hourly labor as a percent of sales resulting from a decline in sales volumes at Don Pablo's and Hops, (iv) an increase in utility costs affecting substantially all of the Company's restaurants and (v) an increase in training costs at Don Pablo's related to a focus on customer service initiatives and the timing of new-manager training. Increases in operating expenses were somewhat offset by (i) a decrease in food and beverage expenses from continuing efforts to maximize purchasing synergies at Don Pablo's, Hops and Canyon Cafe and (ii) a decrease in preopening expenses resulting from only one new restaurant opened in the first nine months of 2001 compared to 11 restaurants opened in the corresponding period of 2000.

Pro Forma General and Administrative Expenses

     Pro forma general and administrative expenses of 5.4% of sales for both the quarter and nine months ended September 30, 2001 were comparable to 2000. As a result of synergies gained from the consolidation of the Don Pablo's and Canyon Cafe headquarters into the Madison, Georgia corporate office facility in the second quarter of 2000 and the elimination of certain management positions in the first quarter of 2001, decreasing sales volumes did not generate a corresponding increase in general and administrative expenses as a percent of sales.

Interest and Other Expenses

     Net interest expense for the third quarter and nine months ended September 30, 2001 was $7.2 million and $26.5 million, respectively, compared to $10.5 million and $29.0 million for the corresponding periods of the prior year. Decreased interest expense was primarily due to the divestiture of McCormick & Schmick's, the proceeds of which were used to repay the $95.8 million balance outstanding under the Company's revolving credit facility on August 22, 2001. Interest expense was further reduced by favorable mark-to-market adjustments under a fixed-to-floating interest rate swap agreement. Decreases in interest expense were somewhat offset by increased interest charges on extended payment terms related to accounts payable.

     Distribution expense on preferred securities relates to the Company's $3.50 term convertible securities with a liquidation preference of $50 per security and convertible into 3.3801 shares of Avado Brands common stock for each security (the "Convertible Preferred Securities"). Expenses related to these securities decreased as a result of the conversion of 842,692 of the securities into 2,848,383 shares of common stock issued from treasury stock during 2000 coupled with 85,628 additional conversions in 2001. The Company has the right to defer quarterly distribution payments on the Convertible Preferred Securities for up to 20 consecutive quarters and has deferred all such payments beginning with the December 1, 2000 payment until March 1, 2003 and expects to further defer these payments beyond March 1, 2003.

     Gain on disposal of assets of $5.3 million for the quarter ended September 30, 2001 reflects an $8.0 million gain on the sale of McCormick & Schmick's which was somewhat offset by the write off of deferred loan costs associated with the Company's revolving credit facility which was repaid with proceeds from the sale transaction. Gain on disposal for the nine months ended September 30, 2001 includes the net result of the sale of an office facility in Bedford, Texas and the sale of various closed restaurant properties and miscellaneous assets.

     Other expenses relate primarily to amortization of goodwill and other miscellaneous non-operating and typically non- recurring income and expenses. These expenses increased in 2001 due primarily to the incurrence of various tax penalties.

Income Taxes

     Although the Company incurred a loss before income taxes of $51.6 million and $60.5 million for the quarter and nine- month period ended September 30, 2001, respectively, the sale of McCormick & Schmick's was treated as an asset sale for tax purposes thus generating a taxable gain for book purposes of approximately $59.0 million compared to a pretax gain of $8.0 million. In addition, the $44.6 million write down of Canyon Cafe assets included approximately $34.0 million of items which will be permanently non-deductible for tax purposes. Primarily as a result of these significant permanent book-tax differences, income tax expense for the quarter and nine months ended September 30, 2001 was $12.7 million and $9.8 million, respectively. As the Company has available sufficient net operating loss carryforwards, the 2001 tax expense associated with the nine months ended September 30, 2001 is expected to be non-cash.

Liquidity and Capital Resources

     Since substantially all sales are made for cash and accounts payable are generally due in 15 to 45 days, the Company operates with negative working capital. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of new restaurant openings and closings and the timing of settlement of liabilities. Decreases in current asset and liability accounts occurred in 2001 primarily as a result of the sale of McCormick & Schmick's. Additional decreases in accounts payable during 2001 occurred as a result of a planned reduction in the number of days payables were outstanding in addition to a reduction in capital expenditures payable. Increases in accrued liabilities, which were more than offset by the sale of McCormick & Schmick's, occurred primarily as a result of increases in sales, use, property and other taxes payable, and deferred payments related to the Convertible Preferred Securities.

     In 2001, the Company has continued to focus on strategies initiated in 2000 to reduce leverage. New restaurant development plans in the near term have been dramatically reduced from historical levels; the leasing of new sites to reduce initial capital has taken preference over ownership; and an aggressive program to realize cash from various operating and non-operating assets has been implemented. On August 22, 2001, the Company substantially completed the sale of its McCormick & Schmick's brand. Closing occurred on 33 of the 34 restaurants involved in the transaction for a purchase price of $119.3 million. The remaining restaurant is expected to close during the fourth quarter of 2001, once permitting is complete, for additional proceeds of $4.2 million. The majority of the sale proceeds received on August 22, 2001 were used to repay $95.8 million outstanding under the revolving credit portion of the Company's credit facility. Of the remaining $23.5 million, $4.3 million was used to pay fees and expenses associated with the transaction, $6.3 million was used to satisfy the Company's portion of outstanding obligations related to the McCormick & Schmick's division, $6.0 million was used to partially cash-collateralize existing $10.0 million in letters of credit under the Company's credit facility, and the remainder was used to settle various past due obligations. When the final proceeds of $4.2 million are received, the Company expects to fully cash-collateralize the aforementioned letters of credit that secure its self-insurance programs.

     Other initiatives to reduce leverage in 2001 included the closure of 13 underperforming restaurants which generated operating losses of $3.2 million in 2000 and the exit from two international joint ventures. The Company has also completed the sale of non-core assets totaling $8.7 million and continued
suspension of the quarterly dividend payment on the Convertible Preferred Securities. In addition to the $95.8 million repayment of the revolving credit facility, the primary uses of funds in the first nine months of 2001 included
(i) capital expenditures of $16.3 million (including a $3.0 million reduction in capital expenditures payable) for the opening of one Hops and two McCormick & Schmick's restaurants as well as maintenance capital for existing restaurants,
(ii) payments of $6.0 million to collateralize letters of credit and (iii) net cash used in operations of $4.9 million which included interest payments of $16.1 million. The Company does not anticipate opening any additional restaurants in 2001 although fourth quarter maintenance capital for existing restaurants is expected to be approximately $2.0 million. Although development plans include the opening of three new Hops and three new Don Pablo's restaurants in 2002, the Company does not currently have any capital commitments for new restaurants and will evaluate the potential new restaurant openings in 2002 based on projected return on investment and capital availability.

     The Company expects the primary sources of cash in the fourth quarter to include (i) estimated earnings before interest, taxes, depreciation and amortization ("EBITDA") of $4.0 million, (ii) collections on the last remaining McCormick & Schmick's restaurant in addition to other amounts due on the McCormick & Schmick's transaction of approximately $6.0 million, (iii) proceeds from sales of other miscellaneous non-core assets of approximately $5.0 million and (iv) gift certificate sales of approximately $5.0 million. The primary uses of cash in the fourth quarter of 2001 will include (i) interest payments on senior and subordinated notes of approximately $11.6 million, (ii) payments to further cash- collateralize letters of credit of approximately $4.0 million,
(iii) working capital changes of approximately $2.0 million and (iv) capital expenditures of approximately $2.0 million. The interest payments on senior and subordinated notes are due semi-annually in each June and December. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred and the Company utilized these provisions with respect to its June 2001 interest payments. These provisions will again be available to the Company, if needed, with respect to the December interest payments.

     Terms of the Company's senior and subordinated notes, interest rate swap agreement, $30.0 million master equipment lease and $28.4 million Hops sale-leaseback transaction include various provisions which, among other things, require the Company to (i) maintain defined net worth and coverage ratios, (ii) maintain defined leverage ratios, (iii) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (iv) limit certain payments. At September 30, 2001, the Company was in compliance with the terms of its senior and subordinated notes but was not in compliance with certain coverage and leverage ratios contained in the interest rate swap agreement and $30.0 million master equipment lease and was not in compliance with a net worth requirement contained in the $28.4 million sale-leaseback agreement. The Company has obtained waivers with respect to all events of default in existence at September 30, 2001.

     While management believes that cash flow from operations supplemented by proceeds from the sales of the remaining McCormick & Schmick's restaurant, closed restaurant properties and other non-core assets held for sale will be sufficient to enable the Company to meet its obligations for the remainder of 2001, not all of the proposed asset sales are presently subject to binding agreements. There can be no assurance that the Company will be able to satisfy its interest obligations and capital expenditure requirements in the fourth quarter of 2001 without generating proceeds from sales of these assets or from raising additional debt or equity capital.

     At September 30, 2001, the Company held notes receivable from Tom E. DuPree, Jr., the Chairman of the Board and Chief Executive Officer, totaling $10.9 million, $3.0 million of which are secured by real estate owned by Mr. DuPree. The notes mature on June 30, 2002 and bear interest at 11.5%, payable at maturity. At September 30, 2001, the notes plus approximately $2.7 million in accrued interest were included in "Other assets" in the accompanying consolidated balance sheet. The Company, Mr. DuPree and the Board of Directors are currently investigating various payment, security and extension alternatives and, as such, the notes and related accrued interest continue to be classified as noncurrent assets at September 30, 2001.

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

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. In fiscal 2001, the Company does not anticipate any financial statement impact as a result of applying the provisions SFAS No. 141.

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

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002 and the Company and has not completed its evaluation of the impact, if any, that adoption of the statement will have on its consolidated financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, " Goodwill and Other Intangible Assets". The Company is required to adopt SFAS No. 144 beginning in fiscal 2002 and has not completed its evaluation of the impact, if any, that adoption of the statement will have on its consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates primarily to variable foreign-based rate obligations on a fixed to floating interest rate swap agreement. Interest rate swap agreements have historically been utilized to manage overall borrowing costs and balance fixed and floating interest rate obligations. Currently, the Company has only one such swap agreement in place. Under the agreement, which has a $115.0 million notional amount and terminates in June of 2003, the Company pays an average of certain foreign LIBOR-based variable rates (7.7% at September 30, 2001) and receives a fixed 7% rate tied to the Convertible Preferred Securities. The agreement has served to reduce the Company's exposure to U.S. interest rates and also contains an interest rate cap which further limits interest rate exposure.

     At the beginning of the fourth  quarter of 2000,  the Company  adopted SFAS
133. Although the Company's swap agreement is an effective diversification of interest rate exposure, it does not qualify for fair value hedge accounting under SFAS 133. As such, the Company has recorded the swap agreement at fair value in the accompanying consolidated balance sheets and records fluctuations in the fair value on a mark-to-market basis as an adjustment to interest expense. At September 30, 2001, the Company would have been required to pay $6.7 million to settle the agreement. If interest rates related to the swap agreement increased by 100 basis points over the rates in effect at September 30, 2001, interest expense for the remainder of fiscal 2001 would not be materially impacted due to the interest rate cap protection which limits the rate paid by the Company to 8.5%. However, a decrease in rates could result in a significant fair value increase. Such a rate decrease followed by an increase in rates could result in significant volatility in the fair value of the contract and corresponding volatility in the Company's earnings per share.

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



(b)      Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated August 22, 2001, which disclosed, pursuant to Item 2, the Company's sale its McCormick & Schmick's brand. The report also included pro forma financial statements pursuant to Item 7 of Form 8-K.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            Avado Brands, Inc.
                                             (Registrant)

Date: November 15, 2001      By:/s/ Erich J. Booth
                                ---------------------------------------
                                Erich J. Booth
                                Chief Financial Officer and Corporate Treasurer