Form 10-K405
period 2001-12-30
AVADO BRANDS INC
filed 2002-04-01
CIK 849101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001          Commission File No. 0-19542


                               AVADO BRANDS, INC.
             (Exact name of registrant as specified in its charter)

        Georgia                                                  59-2778983
------------------------                                    --------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

 Hancock at Washington
    Madison, Georgia                                               30650
------------------------                                    --------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

             ------------------------------------------------------

     As of March 1, 2002, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by the last sales price on that day, was $7,873,786.

     As of March 1, 2002, the number of shares of common stock outstanding was 29,020,150.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive Proxy Statement for use in connection with the 2002 Annual Meeting of Shareholders (Part III of Form 10-K).

                                TABLE OF CONTENTS

                                     PART I

Item 1.           Business.....................................................3
Item 2.           Properties...................................................8
Item 3.           Legal Proceedings...........................................10
Item 4.           Submission of Matters to a Vote of Security Holders.........10


                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................11
Item 6.           Selected Financial Data.....................................12
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................13
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..23
Item 8.           Financial Statements and Supplementary Data.................24
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................49


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant..........49
Item 11.          Executive Compensation......................................49
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................49
Item 13.          Certain Relationships and Related Transactions..............49


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K.................................................51

                                     PART I

Item 1.  Business

                                     General

     Avado Brands, Inc., including its wholly owned subsidiaries (the "Company" or "Avado Brands"), is a leading full service, casual dining restaurant company, which owns three decentralized, niche-leading restaurant brands. At December 30, 2001, the Company owned and operated restaurants in 29 states including 131 Don Pablo's Mexican Kitchen restaurants, 74 Hops Restaurant o Bar o Brewery restaurants and 14 Canyon Cafe restaurants. For the 52-week period ended December 30, 2001, total restaurant sales for these three brands were $507.6 million compared to 2000 restaurant sales for these brands of $523.4 million. Total restaurant sales for the entire Company, including sales related to the McCormick & Schmick's brand which was sold during 2001, were $623.5 million compared to 2000 sales of $685.8 million. Each of the brands functions on a decentralized basis with its own executive management, purchasing, recruiting, training, marketing and restaurant operations. This consumer-based operating philosophy allows the Company to gain competitive advantage by sharing best practices and centralizing non-brand critical processes such as human resources, finance, treasury, accounting and capital formation.

     In 2001, the Company remained committed to strategies of reducing debt, improving liquidity and increasing profitability. These strategies resulted in a significant decrease in new restaurant openings, from 19 in 2000 to 3 in 2001, and a focus on restaurant operations and marketing strategy. Nine unprofitable restaurant locations were closed in early January 2001 and four additional restaurants were closed in March 2001. Unprofitable U.S. joint venture investments with Belgo Group PLC and PizzaExpress PLC were also exited in February 2001. Also in 2001, the Company divested its 34 restaurant McCormick & Schmick's brand for $123.5 million in gross proceeds. The majority of the proceeds were used to repay $95.8 million outstanding under the revolving credit portion of the Company's credit facility. The Company has also finalized its decision to divest its Canyon Cafe brand. At year end, the assets of Canyon Cafe were classified as assets held for sale and stated at estimated fair value which resulted in a 2001 asset impairment charge of $45.0 million. The Company expects to complete the divestiture in 2002 with total consideration for the transaction expected to approximate $5.0 to $6.0 million. The Company also received proceeds of $12.0 million from the sale of other non-core assets during the year enabling it to better focus on the operations of its core restaurants. In addition, the Company continued to suspend the quarterly dividend payments on its convertible preferred securities. These payments were suspended in December 2000 and may be suspended for up to 20 consecutive quarters.

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

     Don  Pablo's  is  led  by  the  brand's  Chief  Executive  Officer,  Robert
Andreotolla. Mr. Andreotolla has over twenty years of experience in the restaurant industry and has been with Avado Brands since 1987. Under his direction in 2001, Don Pablo's received the Platinum Award at the 2001 "Restaurants and Institutions Choice In Chains" awards and was ranked by consumers as the No. 1 casual dining Mexican restaurant in the United States. Don Pablo's continued to make strides to improve its niche-leading position, including the addition of several new members to the senior management and operational teams. Other strides included the development and implementation of new menu items, implementation of an aggressive national advertising campaign, and an improved focus on operational synergies, including improved expense category management.

     Menu. The menu offers a wide variety of entrees including enchiladas and tacos served with various sauces and homemade salsa plus mesquite-grilled items such as chicken and beef fajitas. The menu also includes tortilla soup, a selection of salads, Mexican-style appetizers such as quesadillas and unique desserts. During 2001, the price of a typical meal was $4.99 to $6.99 for lunch and $7.99 to $11.99 for dinner. In addition to its regular menu, Don Pablo's offers 19 lunch specials priced from $4.99 each and a lower-priced children's menu. Full bar service is also provided. Alcoholic beverages accounted for approximately 18% of sales in 2001.

     Restaurant Layout. Distinctive Mexican architecture and interior decor provide a casual, fun, dining atmosphere. The restaurants have an open, spacious feel, created with the use of sky-lights and a Mexican village plaza design, and are enhanced by an indoor fountain and the use of stucco, brick and tile, as well as plants, signs and artwork. Homemade tortillas cooked in the dining area underscore the commitment to fresh, authentic Mexican food. Both one- and two-story building designs are utilized. The two-story design features a balcony, which provides seating for bar patrons and dining customers waiting to be seated. The one-story design incorporates a smaller bar adjacent to the dining area. Both designs use high ceiling architecture and have similar dining capacities. Restaurants range in size from 6,000 square feet to 9,900 square feet with the average restaurant containing approximately 8,000 square feet. The restaurants generally have dining room seating for approximately 230 customers and bar seating for approximately 70 additional customers.

     Unit Economics. Although no additional restaurants were opened in 2001, the prototype for future development was designed. The average cost of developing and opening these restaurants will be approximately $1.4 million, excluding land, capitalized costs and preopening expenses. The cost of land for new sites is estimated at $1.0 million per opening. Preopening expenses, which consist of primarily wages and salaries, hourly employee recruiting, license fees, meals, lodging, and travel, plus the cost of hiring and training the management teams, will average $150,000 per restaurant.

     Field Management. Management is shared by 18 directors of operations who report to two regional vice presidents of operations. The strategy is to have each director responsible for a limited number of restaurants, thus facilitating a focus on guest satisfaction, operations and unit profitability. The management staff of a typical restaurant consists of one general manager, an assistant general manager and two to four assistant managers, depending on volume. The restaurant management staff is eligible to receive bonuses based on achieving budgeted PAC (profit after controllables) and sales as well as meeting several internal quality assurance goals.

     Advertising and Marketing. Don Pablo's advertising and marketing strategy combines the use of television and radio advertising in core markets along with a focus on local efforts and community involvement at all locations. In 2001, advertising expense was 5.5% of sales. Although Don Pablo's typically spends approximately 3.5% to 4.0% of sales on advertising, a new aggressive national advertising strategy was implemented in the second half of 2000. Advertising expenditures for 2002 are budgeted at 6.2% of sales, reflecting a continuation of this campaign that will focus on efforts designed to increase traffic counts and appeal to consumer desires for new and exciting tastes.


                         Hops Restaurant o Bar o Brewery

     The first Hops was opened in Clearwater, Florida in 1989. Each restaurant offers a diverse menu of popular foods, freshly prepared in a display kitchen with a strict commitment to quality and value. Additionally, each restaurant features an on-premises microbrewery. Hops is led by the brand's Chief Executive Officer, Ronald Magruder. Mr. Magruder joined Hops in 2000, bringing with him nearly 30 years of experience in the restaurant industry. He was formerly the Chairman of the Board of the National Restaurant Association, the Chief Operating Officer of CBRL Group's Cracker Barrel Old Country Store, and Vice Chairman of Darden Hospitality.

     Menu. The restaurants feature an American-style menu that includes top choice steaks, smoked baby back ribs, fresh fish, chicken and pasta dishes, deluxe burgers and sandwiches, hand-tossed salads with homemade dressings, appetizers, soups and desserts. The menu offers separate selections for children. The price of a typical meal, including beverages, ranges from $6.00 to $9.00 per person for lunch and $13.00 to $16.00 per person for dinner. Each restaurant offers four distinctive lager-style beers and ales, plus a variety of blends of these beers as well as seasonal beers, that are brewed on-premises. An observation microbrewery at each restaurant allows customers to view the entire brewing process. Full bar service is also available at each restaurant. Alcoholic beverages accounted for approximately 15% of sales in 2001.

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

     Unit Economics. In 2001, Hops opened one new restaurant. The cost of developing and opening this restaurant was approximately $2.0 million, excluding land and preopening costs but including approximately $165,000 in microbrewery equipment. Preopening costs, which consists of employee recruiting, license fees, meals, travel and lodging as well as hiring and training management teams, were $224,000.

     Field Management. Management is shared by five operating partners and seven area supervisors who report to a regional vice president who reports to the brand's Chief Executive Officer. Each operating partner or area supervisor is ultimately responsible for five to eight restaurants, thus facilitating a focus on quality of operations and unit profitability. The management staff of a typical restaurant consists of one general manager, one kitchen manager and three assistant managers. General managers and kitchen managers are eligible to receive bonuses equal to a percentage of their restaurant's controllable income, subject to operating above a minimum operating margin.

     Advertising and Marketing.  Hops'  advertising  and marketing  strategy has historically focused primarily on grassroots efforts utilizing special promotions in local markets and special event equipment designed to increase customer awareness and name recognition. In recent years, advertising and marketing efforts were expanded to include television advertising in core markets as well as the continued use of radio advertising, outdoor boards and print media in regional editions of national publications. These strategies are expected to continue into 2002 with the continued use of television and radio advertising, print media, limited outdoor advertising as well as ongoing grassroots programs. In 2001, advertising expense was 6.3% of sales. Advertising expenditures for 2002 are budgeted at 5.5% of sales.

                                   Canyon Cafe

     Canyon Cafe restaurants operate under the names Canyon Cafe, Desert Fire and Sam's Cafe. The first restaurant was opened in Dallas, Texas in 1989. The Canyon Cafe concept is dedicated to delivering the flavor and feel of the American Southwest in a warm and sophisticated setting. The brand is led by Chief Executive Officer Doug Czufin. At December 30, 2001, the Canyon Cafe brand is classified as held for sale.

     Menu. The menu offers a wide variety of unique items such as Pecan-crusted Crab Cakes, Applewood Smoked Pecan Salmon and Buffalo Short Ribs. A variety of more traditional items including chicken tacos and grilled chicken salad are also offered. During 2001, the price of a typical meal, including beverages, was $11.00 to $14.00 for lunch and $16.00 to $21.00 for dinner. Full bar service is also provided. Alcoholic beverages accounted for approximately 21% of sales in 2001.

     Restaurant Layout. The restaurants are based on a Santa Fe design, which reflects a strong southwestern influence through the use of heavy ponderosa pine timbers. The walls, floors and furniture reflect surfaces and colors native to the American Southwest. Restaurants are located in malls, in-line power centers and as freestanding buildings. In-line and mall sites average 7,000 square feet with some locations featuring an additional 800-1,000 square foot patio. Freestanding buildings have 6,700 square feet with a 1,050 square foot patio. All locations typically have a minimum of 190 interior dining seats, an average of 26 bar seats and 45-50 patio seats.

     Unit Economics. No new restaurants were opened in 2001.

     Field Management. Management is structured with a general manager, two to three assistant managers, an executive chef and a sous chef. Regional Directors are responsible for quality of operations and sales and profitability of six to seven restaurants and report to the brands' Chief Executive Officer. All managers are eligible to receive bonuses based on their individual restaurant's operating performance.

     Advertising and Marketing. Advertising and marketing strategy relies on grassroots efforts focused on developing a strong brand identity and strong core-customer recommendations. Advertising and marketing efforts include local radio, media appearances and event involvement as well as direct mail and other print media. Additional local efforts, such as system-wide neighborhood networking programs, are utilized to develop a direct relationship with targeted customers. In 2001, advertising expense was 4.8% of sales.


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

     Purchasing. Avado Brands strives to take advantage of purchasing synergies in all operational areas. The national marketing strategies at Don Pablo's and Hops have been greatly enhanced through combined media purchasing efforts. The Company also coordinates its food and beverage purchasing efforts whenever possible in order to obtain consistent quality items at competitive prices from reliable sources for all of its brands. The Company engages the services of EMPAD Consulting, Inc. to assist in the coordination of those efforts. The Company continually researches and tests various products in an effort to maintain the highest quality products and to be responsive to changing customer tastes. Overall, purchasing is the responsibility of each brand, which use one primary distributor for food products other than locally purchased produce. All food and beverage products are available on short notice from alternative, qualified suppliers. The Company has not experienced any significant delays in receiving food and beverage inventories, restaurant supplies or equipment.

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

                                    Employees

     As of December 30, 2001, Avado Brands employed approximately 14,000 persons. Of those employees, approximately 200 held non-restaurant management or administrative positions, 1,030 were involved in restaurant management, and the remainder were engaged in the operation of restaurants. Management believes that the Company's continued success will depend to a large degree on its ability to attract and retain quality management employees. While the Company will have to continually address a level of employee attrition normally expected in the food-service industry, Avado Brands has taken steps to attract and keep qualified management personnel through the implementation of a variety of employee benefit plans, including an Employee Stock Ownership Plan, a 401(k) Plan, and an incentive stock option plan for its key employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.


Item 2.  Properties

     The Company owns a renovated historic building in Madison, Georgia, containing approximately 19,000 square feet of office space and an adjoining building containing approximately 41,000 square feet of office space. These office buildings serve as the Company's corporate headquarters as well as the headquarters of Don Pablo's and Canyon Cafe. The headquarters for Hops is located in approximately 15,000 square feet of leased space in Tampa, Florida. The Company believes that its corporate and brand headquarters are sufficient for its present needs.

     In selecting restaurant sites, the Company attempts to acquire prime locations in market areas to maximize both short- and long-term revenues. Site selection is made by the Company's development department, subject to executive officer approval and final approval by the Company's management committee. Within the target market areas, the Company evaluates major retail and office concentrations and major traffic arteries to determine focal points. Site specific factors include visibility, ease of ingress and egress, proximity to direct competition, accessibility to utilities, local zoning regulations, laws regulating the sale of alcoholic beverages, and various other factors.

     As of March 1, 2002 the Company operated 219 restaurants. The Company leases the underlying real estate on which 130 of the restaurants are located and leases both the buildings and underlying real estate for an additional 33 restaurants. The remaining 56 restaurants and related real estate are owned by the Company. The following table presents restaurant locations by brand:

                             Don                          Canyon
                           Pablo's         Hops            Cafe            Total
--------------------------------------------------------------------------------
Florida                       17            32                               49
Ohio                          16             4                               20
Texas                         14                             4               18
Indiana                       11                                             11
Colorado                                     8               2               10
Georgia                        4             5               1               10
Virginia                       7             3                               10
Minnesota                      7             2                                9
Pennsylvania                   9                                              9
Michigan                       8                                              8
Tennessee                      5             3                                8
North Carolina                 3             4                                7
South Carolina                 3             4                                7
Arizona                        3                              3               6
Maryland                       5             1                                6
New York                       5                                              5
Kentucky                       4                                              4
Oklahoma                       4                                              4
Connecticut                                  3                                3
Missouri                                     1                2               3
New Jersey                     2                                              2
Rhode Island                                 2                                2
Washington                                                    2               2
Alabama                        1                                              1
Delaware                       1                                              1
Illinois                       1                                              1
Iowa                           1                                              1
Louisiana                                    1                                1
Mississippi                                  1                                1
--------------------------------------------------------------------------------
    Totals                   131            74               14             219
================================================================================

Item 3.  Legal Proceedings

     In 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. In 1998, one of these suits (Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189) was dismissed. An amended complaint, styled John Bryant, et al. vs. Apple South, Inc., et al. consolidating previous actions was filed in January 1998. During 1999, the Company received a favorable ruling from the 11th Circuit Court of Appeals relating to the remaining suit. As a result of the ruling, the District Court again considered the motion to dismiss the case, and the defendants renewed their motion to dismiss in December 1999. In June 2000, the District Court dismissed with prejudice the remaining suit. The plaintiffs appealed the court's final decision. Upon hearing the appeal, a three-judge panel reversed the motion to dismiss and gave the plaintiffs the opportunity to amend their suit and state with more particularity their allegations. Although the ultimate outcome of the suit cannot be determined at this time, the Company believes that the allegations therein are without merit and intends to continue vigorously defending itself.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year ended December 30, 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Corporate Headquarters                              Independent Auditors
Avado Brands, Inc.                                  KPMG LLP
Hancock at Washington                               303 Peachtree Street, N.E.
Madison, GA 30650                                   Suite 2000
Telephone:        (706) 342-4552                    Atlanta, GA 30308

Investor Relations                                  Transfer Agent and Registrar
Jillan Hatchett, Senior Investor Relations Analyst  SunTrust Bank, Atlanta
Hancock at Washington                               Corporate Trust Division
Madison, GA 30650                                   P.O. Box 4625
Telephone:        (706) 342-4552                    Atlanta, GA 30302
Facsimile:        (706) 343-2434
E-mail:  jhatchet@corp.avado.com

Investor Information

     The Company's common stock currently trades on the Over-The-Counter Bulletin Board, maintained by the National Association of Securities Dealers, under the symbol "AVDO". The Company's Convertible Preferred Securities are traded on the over the counter market as well under the symbol "AVDOP".

Shareholder Information

     As of March 1, 2002, there were approximately 5,300 shareholders of record of the Company's common stock.

Stock Price Performance

     A summary of the high and low sales prices per share for the Company's common stock is presented below:

                                             High               Low
  ---------------------------------- ------------------ -----------------
  2001
  First Quarter                             $ 0.88             $ 0.38
  Second Quarter                            $ 0.75             $ 0.35
  Third Quarter                             $ 0.79             $ 0.25
  Fourth Quarter                            $ 0.63             $ 0.08

  2000
  First Quarter                             $ 5.63             $ 1.75
  Second Quarter                            $ 2.53             $ 1.06
  Third Quarter                             $ 2.19             $ 0.75
  Fourth Quarter                            $ 1.06             $ 0.47
  ---------------------------------- ------------------ -----------------

Dividends
A summary of cash dividends declared per share on the Company's common stock is presented below:

        Quarter ended                    2001            2000           1999
  -------------------------------- -------------- --------------- --------------
  March                                $  0.00            0.00         0.0125
  June                                 $  0.00            0.00         0.0150
  September                            $  0.00            0.00         0.0150
  December                             $  0.00            0.00         0.0150
  -------------------------------- -------------- --------------- --------------
        Total                          $  0.00            0.00         0.0575
  -------------------------------- -------------- --------------- --------------

Item 6.  Selected Financial Data

(In thousands, except per share data)
                                                         2001         2000         1999         1998         1997
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF EARNINGS DATA
Total restaurant sales                           $      623,501      685,795      644,459      862,692     808,320
Operating income before asset revaluation
     and other special charges                   $       18,887       28,594       44,647       75,571      74,823
Asset revaluation and other special charges      $       66,328       38,200        2,186        2,940           -
Net earnings (loss)                              $      (95,260)     (65,734)       5,470       66,283      28,448
-------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Basic earnings (loss) per common share           $       (3.33)       (2.55)         0.20         1.81        0.74
Diluted earnings (loss) per common share         $       (3.33)       (2.55)         0.20         1.62        0.73
Cash dividends per common share                  $        0.00         0.00        0.0575       0.0475       0.038
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA
Total assets                                     $      396,221      609,681      656,596      670,597     804,289
Working capital (excluding assets held for sale) $      (81,803)    (120,357)     (39,497)    (210,947)    (33,989)
Long-term obligations                            $      215,815      291,507      328,076      116,978     381,843
Convertible preferred securities                 $       68,559       72,865      115,000      115,000     115,000
Shareholders' equity (deficit)                   $       (2,746)      87,952      112,624      112,029     220,782
-------------------------------------------------------------------------------------------------------------------

     See additional discussion of financial results at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8, "Financial Statements and Supplementary Data".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For an understanding of the significant factors that influenced the performance of Avado Brands, Inc. (the "Company") during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this Form 10-K. The Company's fiscal year is a 52- or 53-week year ending on the Sunday closest to December 31. Accordingly, the following discussion is for the 52 weeks ended December 30, 2001 ("2001"), the 52 weeks ended December 31, 2000 ("2000") and the 52 weeks ended January 2, 2000 ("1999")

                          Consolidated Overview of 2001

     In 2001, the Company remained committed to strategies of reducing debt, improving liquidity and increasing profitability. These strategies resulted in a significant decrease in new restaurant openings, from 19 in 2000 to 3 in 2001, and a focus on restaurant operations and marketing strategy. Nine unprofitable restaurant locations were closed in early January 2001 and four additional restaurants were closed on March 29, 2001. Unprofitable U.S. joint venture investments with Belgo Group PLC and PizzaExpress PLC were also exited in February 2001. In the third quarter of 2001, the Company divested its McCormick & Schmick's brand, which included 34 restaurants, for $123.5 million in gross proceeds. The majority of those proceeds were used to repay $95.8 million outstanding under the revolving credit portion of the Company's credit facility. In addition, the Company continued to suspend the quarterly dividend payments on its convertible preferred securities. These payments were suspended in December 2000 and may be suspended for up to 20 consecutive quarters.

     Due to the continued deterioration of sales at the Company's Canyon Cafe brand and corresponding lack of operating performance improvement, it was determined that the carrying value of the Canyon Cafe assets exceeded the sum of expected future cash flows associated with those assets. As a result, a $45.0 million impairment loss, related to the assets of Canyon Cafe, was recorded during the year. The Company has finalized the decision to divest Canyon Cafe and expects to complete the divestiture in 2002 with total consideration for the transaction expected to approximate $5.0 to $6.0 million. At year end, the assets of Canyon Cafe were classified as assets held for sale and stated at estimated fair value. The Company also completed the sale of an additional $12.0 million in other non-core assets during the year enabling it to better focus on the operations of its core restaurant brands. For the purposes of further discussion "core" restaurant brands will include Don Pablo's and Hops and
"discontinued" or "non-core" brands will include Applebee's (divestiture completed in 1999), McCormick & Schmick's (divestiture completed in 2001) and Canyon Cafe (currently held for sale).


       Comparison of Historical Results - Fiscal Years 2001, 2000 and 1999

Restaurant Sales

     Consolidated restaurant sales for 2001 decreased 9% to $623.5 million from $685.8 million in 2000 reflecting decreased core brand sales, decreased sales at Canyon Cafe and a decline in revenue associated with the divestiture of the Company's McCormick & Schmick's brand. In core brands, sales decreased 2% to $475.5 million from $483.8 million in 2000. The decrease in 2001 core brand sales, as well as Canyon Cafe sales, was attributable to a slight decrease in operating weeks as well as declining same-store-sales. The decrease in core brand operating weeks was generated by the closure of 10 restaurants during the first quarter of 2001, which was partially offset by a full-year's sales from 12 restaurants opened in 2000 and a partial year's sales from 1 restaurant opened in the first quarter of 2001. Canyon Cafe's operating weeks decreased by 15% due to the closure of 3 restaurants during 2001, which was partially offset by a full-year's sales from 1 restaurant opened in 2000. Same-store-sales comparisons for 2001 (for restaurants open a full 18 months at the beginning of 2001) were approximately 1% lower at Hops, 2% lower at Don Pablo's and 12% lower at Canyon Cafe. Sales were adversely impacted during the year by continued economic uncertainty as well as the terrorist attacks on the United States.

     In 2000, Avado Brands' sales were generated by the operations of its two core brands along with two of its discontinued brands. Core brand restaurant sales of $483.8 million exceeded 1999 core brand sales by 6%. Consolidated restaurant sales of $685.8 million in 2000 included non-core sales of $39.6 million from Canyon Cafe and $162.4 million from McCormick & Schmick's. Total 1999 restaurant sales of $644.5 million included non-core sales of $43.3 million from Canyon Cafe, $125.6 million from McCormick & Schmick's and $21.2 million from Applebee's, the divestiture of which was completed in 1999. The increase in 2000 core brand sales was primarily attributable to new-unit growth which increased core brand operating weeks by 9%. The increase in core brand operating weeks was generated by a full-year's sales from 33 restaurants opened in 1999 and a partial-year's sales from 12 restaurants opened in 2000. Operating weeks also increased in 2000 for non-core brands by 12% which was generated by a full-year's sales from 4 restaurants opened in 1999 and a partial-year's sales from 7 restaurants opened in 2000. Same-store-sales comparisons for 2000 (for restaurants open a full 18 months at the beginning of 2000) were approximately 7% higher at Hops, 3% higher at McCormick & Schmick's, 4% lower at Don Pablo's and 9% lower at Canyon Cafe. Increased marketing efforts during the second half of 2000 contributed to sustaining strong same-store-sales comparisons at Hops and increased Don Pablo's same-store-sales comparisons from negative 8% in the second quarter of 2000 to slightly positive by the end of the third quarter. Positive results from increased marketing were diminished in the fourth quarter by several factors including economic uncertainty, political indecision generated by the presidential election, unusually harsh winter weather conditions and negative publicity related to genetically engineered yellow corn which prompted Don Pablo's to switch to white corn products.

     For 2001, 2000, and 1999, sales from discontinued brands accounted for 24%, 29% and 29%, respectively, of consolidated restaurant sales.

Restaurant Operating Expenses

     Total restaurant operating expenses for 2001 were 91.8% of total sales compared to 90.3% of total sales in 2000. The resulting decrease in restaurant operating margins was due to a 1.4% decline in margins at core brands and a 0.9% decline in margins at discontinued brands (as a percent of core brand and discontinued brand sales, respectively).

     The following discussion of restaurant operating expenses focuses on the percentages which certain items of expense bear to total restaurant sales for
(i) the Company's core brands which include Don Pablo's and Hops and (ii) the Company's brands which are considered to be discontinued including Applebee's, McCormick & Schmick's and Canyon Cafe.

        Core Brands

     Fiscal                                     2001         2000         1999
     ---------------------------------------------------------------------------
     Restaurant sales:
        Don Pablo's                             59.9%        61.5%        68.2%
        Hops                                    40.1         38.5         31.8
     ---------------------------------------------------------------------------
           Total restaurant sales              100.0        100.0        100.0
     ---------------------------------------------------------------------------
     Restaurant operating expenses:
        Food and beverage                       28.1         28.8         28.1
        Payroll and benefits                    32.8         32.1         31.2
        Depreciation and amortization            3.9          4.2          3.8
        Other operating expenses                28.1         26.4         24.7
     ---------------------------------------------------------------------------
           Total restaurant operating expenses  92.9         91.5         87.8
     ---------------------------------------------------------------------------
     Income from restaurant operations           7.1%         8.5%        12.2%
     ---------------------------------------------------------------------------

     Core brand restaurant operating expenses for 2001 were 92.9% of sales compared to 91.5% in 2000. The resulting decrease in 2001 restaurant operating margins was primarily due to increases in operating expenses generated by (i) ongoing advertising strategies designed to build sales volumes over time at Hops and Don Pablo's which increased year-to-date advertising expenditures at Hops to 6.3% of sales compared to 5.5% in 2000 and was offset slightly by a decrease in Don Pablo's advertising expenditures to 5.5% of sales compared to 5.6% in 2000,
(ii) an increase in rent expense, due in part to a sale-leaseback transaction completed in the fourth quarter of 2000 that reduced debt and related interest expense as well as depreciation expense, (iii) higher payroll and benefits due primarily to an increase in the number of management positions at Hops coupled with the restructuring of management bonus programs and an increase in hourly labor as a percent of sales resulting from a decline in sales volumes at Hops and Don Pablo's, (iv) an increase in utility costs affecting substantially all of the Company's restaurants and (v) an increase in training costs at Don Pablo's related to a focus on customer service initiatives and the timing of new-manager training. Increased operating expenses were somewhat offset by (i) a decrease in food and beverage expenses from continuing efforts to maximize purchasing synergies at Don Pablo's and Hops and (ii) a decrease in preopening expenses resulting from only one new restaurant opened in 2001 compared to 12 restaurants opened during 2000, and (iii) a decrease in depreciation expense related to the discontinuation of depreciation expense on the fixed assets of 10 underperforming restaurants closed in the first quarter of 2001.

     In 2000, core brand restaurant operating expenses were 91.5% of sales compared to 87.8% in 1999. The resulting decrease in 2000 restaurant operating margins was principally due to (i) increased marketing at Don Pablo's and Hops which increased other operating expenses, (ii) increased food and beverage costs at Don Pablo's generated by the implementation of a new menu coupled with the increased marketing initiatives which resulted in a shift in sales mix to lower-priced, lower-margin items, (iii) additional increases in food costs due to higher beef prices, (iv) a decline in average unit volumes at Don Pablo's which resulted in decreased leverage on fixed management labor costs, depreciation and amortization, rent and other fixed operating expenses and (v) additional increases in depreciation expense generated primarily by the installation of new point-of-sales systems at Don Pablo's in the fourth quarter of 1999. Increased operating expenses were somewhat offset by a decrease in preopening expenses due to a decline in new restaurant openings and increasing average unit volumes at Hops which improved leverage on fixed operating expenses.

        Discontinued Brands

     Fiscal                                     2001         2000         1999
     ---------------------------------------------------------------------------
     Restaurant sales:
        Applebee's                                 -%           -%        11.1%
        Canyon Cafe                             21.7         19.6         22.8
        McCormick & Schmick's                   78.3         80.4         66.1
     ---------------------------------------------------------------------------
           Total restaurant sales              100.0        100.0        100.0
     ---------------------------------------------------------------------------
     Restaurant operating expenses:
        Food and beverage                       29.1         29.4         29.1
        Payroll and benefits                    32.7         31.8         31.1
        Depreciation and amortization            1.9          2.2          1.7
        Other operating expenses                24.6         23.9         23.7
     ---------------------------------------------------------------------------
           Total restaurant operating expenses  88.2         87.3         85.7
     ---------------------------------------------------------------------------
     Income from restaurant operations          11.8%        12.7%        14.3%
     ---------------------------------------------------------------------------

     Restaurant operating expenses as a percent of sales for discontinued brands increased to 88.2% in 2001 from 87.3% in 2000 and 85.7% in 1999. The resulting decrease in 2001 restaurant operating margins is principally due to (i) an increase in utility costs affecting substantially all of the Company's restaurants, (ii) an increase in payroll and benefits due primarily to efforts to improve customer service and management turnover rates including management base pay increases implemented in the fourth quarter of 2000 at McCormick & Schmick's, and (iii) a decline in average unit volumes at Canyon Cafe which resulted in decreased leverage on fixed management labor costs, depreciation and amortization, rent and other fixed operating expenses. Increased operating expenses were somewhat offset by a decrease in depreciation expense resulting from the discontinuation, beginning in June, of depreciation related to the McCormick & Schmick's assets which were sold during the third quarter of 2001 as well as a reduction in depreciation related to the Canyon Cafe assets which are classified as held for sale. The closure of 3 Canyon Cafe restaurants during the first quarter of 2001 also resulted in decreased depreciation expense.

     The 2000 decrease in restaurant  operating  margins was  principally due to
(i) a decline in average unit volumes at Canyon Cafe which resulted in decreased leverage on fixed management labor costs, depreciation and amortization, rent and other fixed operating expenses, (ii) an increase in depreciation expense generated primarily by the installation of new point-of-sale systems at McCormick & Schmick's in the fourth quarter of 1999. Due to the 1999 completion of the Applebee's divestiture, Canyon Cafe and McCormick & Schmick's food and beverage costs, which are typically higher than that of Applebee's, were not offset by Applebee's food and beverage costs in 2000. This resulted in increased food and beverage costs as a percent of sales in 2000 for discontinued brands.

General and Administrative Expenses

     General and administrative expenses were 5.2% of total sales in 2001 compared to 5.6% in 2000 and 5.9% in 1999. The decrease in 2001 was primarily attributable to synergies gained from the consolidation of the Don Pablo's and Canyon Cafe headquarters into the Madison, Georgia corporate office facility in the second quarter of 2000 and the elimination of certain management positions in the first quarter of 2001. As a result, decreasing sales volumes did not generate a corresponding increase in general and administrative expenses as a percent of sales. General and administrative expenses related to core brands were 5.7% of total core brand sales in 2001 compared to 6.1% in 2000 and 7.0% in 1999.

Asset Revaluation and Other Special Charges

     Asset revaluation and other special charges totaled $66.3 million in 2001. These charges, which were predominately noncash, reflect a $45.0 million non-cash asset impairment charge at Canyon Cafe. A continued deterioration of sales and corresponding lack of operating performance improvement resulted in a carrying amount of assets which exceeded the sum of expected future cash flows associated with such assets. As a result, an impairment loss was recorded based on the difference between the estimated fair value and the carrying amount of the Canyon Cafe assets. At December 30, 2001, the assets of Canyon Cafe have been classified as assets held for sale due to the pending divestiture of the brand. The Company also recorded an asset impairment charge of $8.4 million related primarily to underperforming restaurants along with an $11.1 million allowance against the ultimate realization of notes receivable from Tom E. DuPree, Jr., the Company's Chairman and Chief Executive Officer. The allowance on Mr. DuPree's notes was established based on the estimated fair value of the underlying collateral which secures the notes. The remaining $1.8 million in asset revaluation and other special charges was attributable primarily to employee severance and other payroll related costs.

     In 2000, asset revaluation and other special charges totaled $38.2 million. These charges, which were predominately noncash, reflect the fourth quarter decision to close 13 underperforming restaurants including four Don Pablo's, three Canyon Cafes and two Hops restaurants which were closed in early January 2001 and four additional Don Pablo's which were closed in March 2001. In 2000, these 13 locations generated a combined operating loss of $3.2 million. The Company recorded a $22.3 million charge related to these closings which included adjusting the underlying fixed assets to estimated net realizable value as well as accruals for lease terminations and other related closing costs. The Company also recorded an asset revaluation charge of $11.1 million generated primarily by the lack of significant new restaurant development planned for the next several years including the write off of costs associated with sites that are no longer expected to be developed in addition to other related development costs which are not anticipated to be fully recoverable. In addition, in connection with the consolidation of the Don Pablo's and Canyon Cafe office facilities and the conclusion of the strategic alternatives evaluation, the Company recorded charges in the second and third quarters of $3.2 million related to employee severance and other costs associated with the office consolidations and $1.6 million associated with the completion of the strategic alternatives evaluation.

     In 1999, the Company recorded special charges of $2.2 million. A portion of the 1999 charges reflected fees paid in conjunction with the evaluation of strategic alternatives. The remainder of the 1999 special charge related primarily to programs initiated at Don Pablo's, Canyon Cafe and the Company's corporate headquarters to reorganize management and reduce overhead costs, including payroll and employee termination and severance costs.

Interest and Other Expenses

     In 2001, interest expense decreased to $35.3 million from $38.3 million in 2000. The decrease was predominately attributable to (i) the divestiture of McCormick & Schmick's, the proceeds of which were used to repay $95.8 million outstanding under the Company's revolving credit facility on August 22, 2001 and
(ii) favorable mark-to-market adjustments under a fixed-to-floating interest rate swap agreement. Decreases in interest expense were somewhat offset by increased interest charges on extended payment terms related to accounts payable.

     The increase in interest expense from $24.1 million in 1999 to $38.3 million in 2000 was predominately attributable to (i) a full year's interest expense associated with the $100 million 11.75% senior subordinated notes issued in the second quarter of 1999, (ii) an increase of 3.2% in the weighted average interest rate associated with revolving credit, plus the impact of payments made under a fixed-to-floating interest rate swap, net of mark-to-market adjustments related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was adopted at the beginning of the fourth quarter of 2000, (iii) increased amortization of deferred loan costs associated with the revolving credit agreement amendment finalized in the second quarter of 2000 and (iv) a decrease in interest income as a result of the collection of notes receivable from the Applebee's divestiture.

     Distribution expense on preferred securities relates to the 1997 issuance of 2,300,000, $3.50 term convertible securities with a liquidation preference of $50 per security and convertible into 3.3801 shares of Avado Brands common stock for each security (the "Convertible Preferred Securities"). Distribution expense related to the Convertible Preferred Securities decreased in 2001 as a result of the conversion of 86,128 of the securities into 291,115 shares of common stock issued from treasury stock during 2001 coupled with 842,692 additional conversions in 2000. These conversions, which were made at the option of holders, coupled with 100,000 additional conversions in the first quarter of 2002, will result in a decrease in distribution expense of approximately $3.6 million annually. In addition, the Company has the right to defer quarterly distribution payments on the Convertible Preferred Securities for up to 20 consecutive quarters and has deferred all such payments beginning with the December 1, 2000 payment until December 1, 2005. The Company may pay all or any part of the interest accrued during the extension period at any time.

     A gain on disposal of assets of $12.4 million in 2001 reflects the sale of McCormick & Schmick's which was somewhat offset by the write off of deferred loan costs associated with the Company's revolving credit facility which was repaid with proceeds from the sales transaction, as well as the net result of the sale of an office facility in Bedford, Texas and the sale of various closed restaurant properties and miscellaneous assets. In addition, the Company recorded a gain of $6.9 million generated by a 2001 amendment to its fixed to floating rate interest swap agreement. In 2000, the loss on disposal of assets of $22.8 million primarily reflects the sale of a 20-percent equity interest in United Kingdom-based Belgo Group PLC for $8.5 million and the commitment to exit unprofitable U.S. joint venture investments with Belgo Group PLC and PizzaExpress PLC. In 2000, the Company also recorded charges to adjust certain assets held for sale, including the office facility in Bedford, Texas, to estimated net realizable value. In addition, certain corporate assets which are not expected to have a future value were written off. The 1999 gain on disposal of assets of $2.0 million reflects Applebee's divestiture gains of $7.8 million which were partially offset by net losses incurred on the divestiture of other various assets.

     Other  expenses  relate  primarily  to  amortization  of  goodwill  and the incurrence of various tax penalties in addition to other miscellaneous non-operating and typically non-recurring income and expenses. These expenses increased in 2001 primarily due to the incurrence of tax penalties.

Income Tax Expense

     Although the Company incurred a loss before income taxes of $84.1 million for 2001, the Company recorded an income tax expense for the year of $11.2 million. This was partly due to the sale of McCormick & Schmick's being treated as an asset sale for tax purposes. For financial statement purposes, goodwill of approximately $49.6 million relating to the assets sold reduced the reported gain on sale, but was not deductible for tax purposes. In addition, the $45.0 million write down of Canyon Cafe assets included approximately $33.5 million of goodwill that is non-deductible for tax purposes. Primarily as a result of these significant permanent book-tax basis differences, income tax expense for 2001 was $0.4 million, before the additional tax expense of $10.8 million for the increase in the valuation allowance for deferred tax assets.

                         Liquidity and Capital Resources

     The Company's plans for growth through new restaurant development and its historical preference to own the real estate on which its restaurants are situated typically have caused it to be a net user of cash, even after a significant amount of expansion financing was internally generated from operations. At the beginning of 2001, the Company's total long-term debt was $306.5 million. During 2001, the Company continued its commitment to strategies to reduce its leverage over time and by year end had reduced long-term debt to $215.8 million. Debt reduction strategies in 2001 included the divestiture of McCormick & Schmick's which resulted in a $95.8 million reduction in the Company's revolving credit facility. Other 2001 debt reduction initiatives included the closure of 13 underperforming restaurants which generated operating losses of $3.2 million in 2000 and the exit from two unprofitable joint ventures. The proceeds from the sale of the related assets enabled the Company to further reduce debt. The Company has also suspended the quarterly dividend payment on its Convertible Preferred Securities since December 1, 2000. These payments may be suspended for 20 consecutive quarters. In addition, new restaurant development for 2001 and plans for the next several years have been dramatically reduced from historical levels; the leasing of new sites to reduce initial capital investment will take preference over ownership; and an aggressive program to realize cash from various operating and non-operating assets has been implemented with proceeds from the sale of non-operating assets in 2001 totaling $12.0 million. Also, during the fourth quarter of 2001, the Company finalized its decision to divest Canyon Cafe and expects to complete the divestiture in 2002 with total consideration for the transaction expected to approximate $5.0 to $6.0 million.

     Generally, the Company operates with negative working capital since substantially all restaurant sales are for cash while payment terms on accounts payable typically range from 0 to 45 days. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of new restaurant openings and the timing of settlement of liabilities. Decreases in current asset and liability accounts occurred in 2001 primarily as a result of the sale of McCormick & Schmick's and the reclassification of the Canyon Cafe assets and liabilities to assets held for sale. Additional decreases in accounts payable during 2001 occurred as a result of a planned reduction in the number of days payables were outstanding in addition to a reduction in capital expenditures. Increases in accrued liabilities, which were more than offset by the sale of McCormick & Schmick's, occurred primarily as a result of deferred payments related to sales, use, property and other taxes and the suspended payments related to the Convertible Preferred Securities.

     At December 30, 2001, the Company had one credit facility in place which was entered into in 1999 with an initial total credit availability of $125.0 million and maturing in June 2002. In 2001, proceeds from the sale of McCormick & Schmick's were used to repay $95.8 million outstanding under the facility. Subsequent to the repayment, future borrowings under this facility were prohibited.

     The primary uses of funds in 2001 included (i) net repayment of revolving credit agreements of $90.8 million (ii) capital expenditures of $17.9 million for the opening of one Hops and two McCormick & Schmick's restaurants as well as maintenance capital for existing restaurants, (iii) payments of $10.0 million to collateralize letters of credit for the Company's self-insurance programs and
(iv) net cash used in operations of $7.3 million which included interest payments of $26.4 million and operating lease payments of $31.4 million.

     The following table summarizes the Company's future contractual cash obligations:

    Contractual Cash Obligations          2002        2003         2004         2005         2006       Thereafter
-------------------------------------- ----------- ------------ ------------ ------------ ------------ -------------
Senior Notes - principal payment                -            -            -            -     $116,500             -
Senior Notes - interest payments          $11,359      $11,359      $11,359      $11,359        5,679             -
Senior Subordinated Notes -
     principal payment                          -            -            -            -            -      $100,000
Senior Subordinated Notes -
     interest payments                     11,750       11,750       11,750       11,750       11,750        29,375
Convertible Preferred Securities
     - principal payments                       -            -            -            -            -        68,559
Convertible Preferred Securities
     - distribution payments                    -            -            -       30,802        4,799        97,182
Minimum operating lease
     payments                              18,123       18,027       17,574       16,335       14,718        88,358
-------------------------------------- ----------- ------------ ------------ ------------ ------------ -------------
Total                                     $41,232      $41,136      $40,683      $70,246     $153,446      $383,474
====================================== =========== ============ ============ ============ ============ =============

     The preceding schedule summarizes the Company's contractual payment obligations as they existed at December 30, 2001. Actual payments may differ from these amounts due primarily to interest payments on borrowings under the Company's credit agreement and additional operating lease payments for new development as well as extensions of existing leases. In addition, the 2005 distribution payments on the Convertible Preferred Securities reflect the Company's right to defer quarterly distribution payments for up to 20 consecutive quarters. The Company has deferred all such payments, beginning with the December 1, 2000 payment, until December 1, 2005. The Company may pay all or any part of the interest accrued during the extension period at any time.

     On March 25, 2002, the Company completed a $75.0 million credit facility to replace its existing credit agreement. The facility, which matures on March 25, 2005, limits total borrowing capacity at any given time to an amount equal to two and one quarter times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization (EBITDA) as defined in the agreement. At December 30, 2001, EBITDA, which excludes the operations of McCormick & Schmick's, totaled $30.7 million. The agreement provides a $35.0 million revolving credit facility, which may be used for working capital and general corporate purposes, and a $40.0 million term loan facility, which is limited to certain defined purposes, excluding working capital and development. In certain circumstances, borrowings under the term loan facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions, casualty events, tax refunds and excess cash flow, each as defined in the credit agreement. In addition, the lender reserves the right to impose certain reserves against the Company's total borrowing availability under the facility which may limit the Company's availability on both the revolving and term loans. Additional covenants contained in the agreement require the Company to, among other things,
(i) achieve certain EBITDA targets, (ii) maintain defined net worth and fixed charge coverage ratios, (iii) limit the incurrence of certain liens or encumbrances and (iv) limit certain payments. Irrespective of future borrowings, certain obligations will exist with respect to the new credit agreement including anniversary fees of $1.1 million each year and an additional fee payable at maturity of $5.1 million. The loan is secured by substantially all of the Company's assets.

     In March 2002, the Board of Directors approved a series of transactions whereby Tom E. DuPree, Jr., Chairman and Chief Executive Officer of the Company, sold the real estate collateral which secured one of his notes payable to the Company and with the proceeds purchased $14.0 million in face value of the Company's 11.75% Senior Subordinated Notes, maturing in June 2009. The notes were pledged as collateral to secure amounts owed by Mr. DuPree to the Company. All amounts of interest and principal paid by the Company on the Senior Subordinated Notes owned by Mr. DuPree and pledged as collateral to the Company, will be used to make payments to the Company on amounts due to the Company under his current notes payable to the Company. Additional discussion of related party transactions is included in Note 19 to the Company's Consolidated Financial Statements.

     The Company is also exposed to certain contingent payments. Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. Provisions for losses estimated under these programs are recorded based on estimates of the aggregate liability for claims incurred. In 2001, claims paid under the Company's self-insurance programs totaled $8.0 million. In addition, at December 30, 2001, the Company was contingently liable for letters of credit aggregating approximately $10.0 million which secure its insurance programs.

     The Company also remains contingently liable for lease obligations relating to 86 Applebee's restaurants and nine Harrigan's restaurants which were divested during 1998 and 1999. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $37.8 million.

     The Company also incurs various capital expenditures related to the maintenance of existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. Capital expenditures in 2001 were $17.9 million and provided for the opening of three new restaurants, as well as maintenance capital for existing restaurants. In 2002, the Company anticipates opening six new restaurants including three Don Pablo's and three Hops restaurants. Capital requirements for the construction of these restaurants are expected to approximate $5 to $7 million with maintenance capital for existing restaurants expected to be an additional $11 to $13 million. Although development plans include the opening of six new restaurants in 2002, the Company does not currently have any material capital commitments for new restaurants and will evaluate the potential new restaurant openings in 2002 based on projected return on investment and capital availability.

     The terms of the Company's senior and subordinated notes, interest rate swap agreement, $30.0 million master equipment lease and $28.4 million Hops sale-leaseback transaction also include various provisions which, among other things, require the Company to (i) maintain defined net worth and coverage ratios, (ii) maintain defined leverage ratios, (iii) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (iv) limit certain payments. In conjunction with the March 25, 2002 closing of the Company's refinanced credit facility, the Company terminated its interest rate swap agreement thereby eliminating any aforementioned restrictions on the Company contained in that agreement. In addition, in March 2002 the Company amended its master equipment lease agreement to conform the covenants to the refinanced credit facility and also obtained an amendment of certain provisions contained in its sale-leaseback agreement. As amended, the Company was in compliance with the various provisions of its agreements at March 25, 2002.

                          Critical Accounting Policies

     Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. As discussed in Note 1 to the Company's Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to depreciation, amortization and recoverability of long-lived assets, including intangible assets, capitalization of development costs, self-insurance reserves, and income taxes. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods.

     Premises and Equipment. The Company records premises and equipment at historical cost and depreciates these assets on a straight-line basis over their estimated useful lives. Costs capitalized by the Company also include certain direct costs associated with acquiring land and leaseholds and developing new restaurant sites. In most instances, the Company estimates the useful lives of buildings to be 30 years and equipment to be 7 years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, including renewal periods, or the estimated useful life of the asset. Impairment of assets is recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", which requires the Company to review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Beginning in fiscal 2002, the Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121. The Company has not yet determined the effects of SFAS No. 144 on its consolidated financial position or results of operations. The Company can be impacted by changes in the estimated useful lives of its assets or impairment resulting from assets being carried in excess of fair value.

     Intangible Assets. The 1997 acquisitions of Canyon Cafe, Hops and McCormick & Schmick's generated significant goodwill balances (representing the excess of purchase price over fair value of net assets acquired). Goodwill is amortized over the expected period to be benefitted, typically 40 years, using the straight-line method. Recoverability of this intangible asset is determined by assessing whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. In 2001, the Company recorded a $45.0 million impairment charge at Canyon Cafe which primarily reflected the impairment of the goodwill associated with that acquisition. In addition, the 2001 divestiture of McCormick & Schmick's resulted in the elimination of the goodwill generated by that acquisition. At December 30, 2001, the Company's recorded goodwill balance of $34.9 million related solely to Hops. Beginning in fiscal 2002, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets", and will cease to amortize goodwill. In lieu of amortization, the Company will perform an initial impairment review of goodwill and an annual impairment review thereafter. The Company cannot determine the future extent of impairment, if any, until such reviews are completed and there can be no assurance that a material impairment charge will not be recorded in the future, if the carrying value of the goodwill exceeds fair value.

     Insurance Programs. Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. Provision for losses expected under these programs are recorded based upon estimates of the aggregate liability for claims incurred. Such estimates are based on management judgements and utilize the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. Management continually evaluates the potential for changes in loss estimates and the potential for future adverse loss developments in these areas is highly uncertain.

     Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not the Company will realize the benefits of the deductible differences for which no valuation allowance is provided.

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

                          New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company does not anticipate that adoption of the statement will have any material adverse effect on its consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at the date. The Company will adopt SFAS 142 effective at the beginning of its fiscal 2002 year. As a result of the adoption of SFAS 142, amortization expense related to the Company's intangible assets will decrease by approximately $1.0 million in 2002. The Company will be required to perform an assessment of whether there is an indication of impairment as of the date of adoption. Although the Company does not currently anticipate any significant impacts, the Company is assessing the impact, if any, of transitional impairment losses.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002. The Company is assessing the impact of adoption of the statementt on its consolidated financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No.
121, an impairment assessment of goodwill is not governed by Statement 144. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets". The Company is required to adopt SFAS No. 144 beginning in fiscal 2002 and does not anticipate that adoption of the statement will have any material adverse effect on its consolidated financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Historically the Company's exposure to interest rate risk has related primarily to variable U.S.-based rates and foreign-based rate obligations on the Company's revolving credit agreement and a fixed to floating interest rate swap agreement. Interest rate swap agreements have historically been utilized to manage overall borrowing costs and balance fixed and floating interest rate obligations. As of March 25, 2002 the Company has terminated the one such swap agreement it had in place during 2001, and no further obligation remains after that date.

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

Avado Brands, Inc.
Consolidated Statements of Earnings

(In thousands, except per share data)
Fiscal Year Ended                                                        2001           2000            1999
------------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Canyon Cafe                                                       $     32,129          39,598         43,319
    Don Pablo's                                                            284,695         297,347        309,863
    Hops                                                                   190,802         186,500        144,488
    McCormick & Schmick's                                                  115,875         162,350        125,613
    Applebee's                                                                   -               -         21,176
------------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                           623,501         685,795        644,459
------------------------------------------------------------------------------------------------------------------

Restaurant operating expenses:
    Food and beverage                                                      176,709         198,527        182,896
    Payroll and benefits                                                   204,294         219,529        200,820
    Depreciation and amortization                                           21,355          24,865         20,519
    Other operating expenses                                               170,128         176,058        157,566
------------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                              572,486         618,979        561,801
------------------------------------------------------------------------------------------------------------------

General and administrative expenses                                         32,128          38,222         38,011
Asset revaluation and other special charges                                 66,328          38,200          2,186
------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                    (47,441)         (9,606)        42,461
------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense, net                                                  (35,305)        (38,262)       (24,073)
    Distribution expense on preferred securities                            (4,864)         (7,195)        (8,050)
    Gain (loss) on disposal of assets                                       12,436         (22,828)         1,972
    Other, including goodwill amortization                                  (8,936)         (7,188)        (4,390)
------------------------------------------------------------------------------------------------------------------
          Total other income (expense)                                     (36,669)        (75,473)       (34,541)
------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes and cumulative
    effect of change in accounting principle                               (84,110)        (85,079)         7,920
Income taxes                                                                11,150         (25,600)         2,450
------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of change
    in accounting principle                                                (95,260)        (59,479)         5,470
------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
    principle, net of tax benefit                                                -          (6,255)             -
------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                   $    (95,260)        (65,734)         5,470
==================================================================================================================

Basic earnings (loss) per common share:
    Basic earnings (loss) before cumulative effect of
        change in accounting principle                                $      (3.33)          (2.31)          0.20
    Cumulative effect of change in accounting principle                          -           (0.24)             -
------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                                $      (3.33)          (2.55)          0.20
==================================================================================================================

Diluted earnings (loss) per common share:
    Diluted earnings (loss) before cumulative effect of
        change in accounting principle                                $      (3.33)          (2.31)          0.20
    Cumulative effect of change in accounting principle                          -           (0.24)             -
------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                              $      (3.33)          (2.55)          0.20
==================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets


(In thousands, except share data)
Fiscal Year End                                                                      2001             2000
------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                 $      716              402
      Restricted cash                                                                9,978                -
      Accounts receivable                                                           10,237            7,621
      Inventories                                                                    5,870            9,418
      Prepaid expenses and other                                                     2,878            3,535
      Assets held for sale                                                           7,781           13,855
------------------------------------------------------------------------------------------------------------
           Total current assets                                                     37,460           34,831

Premises and equipment, net                                                        285,813          379,938
Goodwill, net                                                                       34,920          132,012
Deferred income tax benefit                                                         11,620           18,900
Other assets                                                                        26,408           44,000
------------------------------------------------------------------------------------------------------------
                                                                                $  396,221          609,681
============================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                          $   14,516           31,568
      Accrued liabilities                                                           63,180           64,567
      Current installments of long-term debt                                            13           15,034
      Income taxes                                                                  33,773           30,164
------------------------------------------------------------------------------------------------------------
           Total current liabilities                                               111,482          141,333

Long-term debt                                                                     215,815          291,507
Other long-term liabilities                                                          3,111           16,024
------------------------------------------------------------------------------------------------------------
           Total liabilities                                                       330,408          448,864
------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                            68,559           72,865

Shareholders' equity (deficit):
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                    -                -
      Common stock, $0.01 par value. Authorized - 75,000,000 shares;
          issued - 40,478,760 shares in 2001 and 2000;
          outstanding - 28,682,140 shares in 2001 and 28,206,673 in 2000               405              405
      Additional paid-in capital                                                   146,139          147,809
      Retained earnings                                                              5,311          100,571
      Treasury stock at cost; 11,796,620 shares in 2001 and 12,272,087 in 2000    (154,601)        (160,833)
------------------------------------------------------------------------------------------------------------
           Total shareholders' equity (deficit)                                     (2,746)          87,952
------------------------------------------------------------------------------------------------------------
                                                                                $  396,221          609,681
============================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income

                                                                                              Accumulated
                                                                     Additional                 Other                      Total
                                                    Common Stock       Paid-in    Retained   Comprehensive   Treasury  Shareholders'
(In thousands, except per share data)           Shares       Amount    Capital    Earnings      Income         Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 3, 1999                      40,479       $405      $63,431    $162,411        $24       $(114,242)   $112,029
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                      -          -            -       5,470          -               -       5,470
   Foreign currency translation adjustment           -          -            -           -       (302)              -        (302)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                           -          -            -       5,470       (302)              -       5,168
------------------------------------------------------------------------------------------------------------------------------------
Purchase of common stock                             -          -            -           -          -         (85,538)    (85,538)
Common stock issued to benefit plans                 -          -         (368)          -          -           1,100         732
Settlement of equity forward contracts               -          -       81,809           -          -               -      81,809
Cash dividends ($0.0575 per share)                   -          -            -      (1,576)         -               -      (1,576)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 2, 2000                      40,479        405      144,872     166,305       (278)       (198,680)    112,624
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings (loss)                               -          -            -     (65,734)         -               -     (65,734)
   Foreign currency translation adjustment           -          -            -           -        278               -         278
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                    -          -            -     (65,734)       278               -     (65,456)
------------------------------------------------------------------------------------------------------------------------------------
Conversion of convertible preferred securities       -          -        3,366           -          -          37,335      40,701
Common stock issued to benefit plans                 -          -         (429)          -          -             512          83
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    40,479        405      147,809     100,571          -        (160,833)     87,952
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net earnings (loss)                             -          -            -     (95,260)         -               -     (95,260)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                    -          -            -     (95,260)         -               -     (95,260)
------------------------------------------------------------------------------------------------------------------------------------
Conversion of convertible preferred securities       -          -          648           -          -           3,816       4,464
Common stock issued to benefit plans                 -          -       (2,318)          -          -           2,416          98
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 2001                    40,479       $405     $146,139      $5,311          -       $(154,601)    $(2,746)
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(In thousands)
Fiscal Year Ended                                                                       2001          2000          1999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings (loss)                                                          $   (95,260)      (65,734)        5,470
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
               Depreciation and amortization                                            28,747        33,122        26,176
               Deferred income taxes                                                    10,530       (25,710)          743
               Asset revaluation and other special charges                              66,328        38,200         2,186
               Loss (gain) on disposal of assets                                       (12,436)       22,828        (1,972)
               Cumulative effect of change in accounting principle, net of taxes             -         6,255             -
               Increase (decrease) in value of interest rate swap                         (739)       (1,150)            -
               Loss (income) from investments carried at equity                              -            69           311
               (Increase) decrease in assets:
                    Accounts receivable                                                   (994)       (2,180)        1,863
                    Inventories                                                            960        (1,078)       (1,472)
                    Prepaid expenses and other                                          (2,997)          819            45
                Increase (decrease) in liabilities:
                     Accounts payable                                                   (4,938)       16,062        (7,511)
                     Accrued liabilities                                                 7,293         3,037       (11,720)
                     Income taxes                                                          359         3,622            68
                     Other long-term liabilities                                        (4,116)         (183)         (565)
---------------------------------------------------------------------------------------------------------------------------
                     Net cash provided by (used in) operating activities                (7,263)       27,979        13,622
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Capital expenditures                                                             (17,934)      (53,808)      (84,394)
      Proceeds from sale-leaseback                                                           -        28,371             -
      Proceeds from notes receivable and disposal of assets, net                       128,752        14,074        87,152
      Investments in and advances to unconsolidated affiliates                               -        (3,099)       (2,475)
      Additions to noncurrent assets                                                    (2,406)       (2,692)         (969)
---------------------------------------------------------------------------------------------------------------------------
                     Net cash provided by (used in) investing activities               108,412       (17,154)         (686)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net repayment of revolving credit agreements                                     (90,831)      (21,667)      (27,920)
      Proceeds from issuance of long-term debt                                               -             -        95,467
      Principal payments on long-term debt                                                 (26)          (23)          (32)
      Payments to collateralize letters of credit                                       (9,978)            -             -
      Dividends declared and paid                                                            -             -        (1,576)
      Purchase of treasury stock                                                             -             -       (85,538)
      Net collateral payments on equity forward contracts                                    -             -        10,714
---------------------------------------------------------------------------------------------------------------------------
                     Net cash provided by (used in) financing activities              (100,835)      (21,690)       (8,885)
---------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       314       (10,865)        4,051
Cash and cash equivalents at the beginning of the period                                   402        11,267         7,216
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                             $           716           402        11,267
===========================================================================================================================

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 - Summary of Significant Accounting Policies

     Avado Brands, Inc., including its wholly owned subsidiaries (the "Company"), is a multi-concept restaurant company owning and operating restaurants in 29 states. At December 30, 2001, the Company operated 131 Don Pablo's Mexican Kitchen restaurants ("Don Pablo's"), 74 Hops Restaurant o Bar o Brewery restaurants ("Hops") and 14 Canyon Cafe restaurants ("Canyon Cafe"). All of these brands are owned on a proprietary basis. As the Canyon Cafe restaurants were classified at year end as assets held for sale, the Company's "core" brands consist of Don Pablo's and Hops.

     Basis of Presentation - The consolidated financial statements include the accounts of Avado Brands, Inc. and its wholly owned subsidiaries. Investments in 20%- to 50%-owned affiliates and partnerships, over which the Company has limited or shared control, are accounted for using the equity method until disposed of in 2001. All significant intercompany accounts and transactions are eliminated in consolidation.

     Use of Estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results may ultimately differ from estimates.

     Fiscal Year - The Company's fiscal year is a 52- or 53-week year ending on the Sunday closest to December 31. Accordingly, the accompanying consolidated financial statements are as of and for the 52 weeks ended December 30, 2001 ("2001"), the 52 weeks ended December 31, 2000 ("2000") and the 52 weeks ended January 2, 2000 ("1999"). All general references to years relate to fiscal years unless otherwise noted.

     Cash Equivalents - Cash equivalents include all highly liquid investments which have original maturities of three months or less.

     Inventories - Inventories consist primarily of food, beverages and supplies and are stated at the lower of cost (using the first-in, first-out method) or market.

     Assets Held for Sale - Assets held for sale are stated at the lower of cost or estimated net realizable value and include discontinued brands, non-operating restaurants and undeveloped real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Company does not recognize depreciation or amortization expense during the period in which assets are classified as held for sale.

     Premises and Equipment - Premises and equipment are stated at cost. Depreciation of premises and equipment is calculated using the straight-line method over the estimated useful lives of the related assets, which approximates 30 years for buildings and seven years for equipment. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, including renewal periods, or the estimated useful life of the asset (Note 4). Impairment of assets has been recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", which requires the Company to review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Beginning in fiscal 2002, the Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121. The Company does not anticipate that adoption of the statement will have any material adverse effect on its consolidated financial position or results of operations.

     Development Costs - Certain direct costs are capitalized in conjunction with acquiring land and leaseholds and developing new restaurant sites and amortized over the life of the related building. Development costs were capitalized as follows: $0.5 million in 2001, $2.9 million in 2000 and $4.1 million in 1999.

     Goodwill - For 1999 through 2001, goodwill represented the excess of purchase price over fair value of net assets acquired and was amortized over the expected period to be benefitted, typically 40 years, using the straight-line method. Recoverability of this intangible asset was determined by assessing whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Accumulated amortization of goodwill amounted to $4.4 million at December 30, 2001, $12.9 million at December 31, 2000 and $9.4 million at January 2, 2000. Amortization expense was $2.6 million in 2001, $3.6 million in 2000 and $3.5 million in 1999. Beginning in fiscal 2002, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets", which ceases amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairment of those assets.

     Insurance Programs - Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. Provision for losses expected under these programs are recorded based upon estimates of the aggregate liability for claims incurred. Such estimates are based on management judgements and utilize the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions followed in the insurance industry.

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

     Preopening Costs - Preopening costs consist of costs incurred prior to opening a restaurant location including wages and salaries, hourly employee recruiting and training, initial license fees, advertising, preopening parties, lease expense, food cost, utilities, meals, lodging, and travel plus the cost of hiring and training the management teams. The costs of such start-up activities are expensed as incurred.

     Advertising - Advertising is expensed in the period covered by the related promotions. Total advertising expense included in other operating expenses was $33.2 million in 2001, $34.6 million in 2000 and $28.7 million in 1999, in addition to amounts paid to the franchisor of Applebee's in 1999.

     Rent - Rent is expensed using the straight line method over the initial term of the lease. Total rent expense included in other operating expenses was $34.6 million in 2001, $32.6 million in 2000 and $27.9 million in 1999.

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

     Derivative Financial Instruments - As of the beginning of the fourth quarter of 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its amendments SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities", (collectively referred to as SFAS 133). SFAS 133 requires all derivative financial instruments to be recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The adoption of SFAS 133 was recorded as a cumulative effect of change in accounting principle and resulted in a charge of $10.0 million ($6.3 million net of tax benefit) in 2000.

     Accounting for the changes in the fair value of derivative financial instruments under SFAS 133 is dependent on whether the instrument qualifies for hedge accounting. The Company has one fixed-to-floating interest rate swap transaction which was impacted by the adoption of SFAS 133. This swap transaction represents a diversification of the Company's interest rate exposures but does not qualify for fair value hedge accounting under SFAS 133. As such, changes in fair value of the instrument are recognized as a component of interest expense as they occur. The Company recognized a $0.7 million reduction to interest expense generated by changes in the instrument's fair value in 2001 and a $1.1 million reduction to interest expense in the fourth quarter of 2000. In March 2002, the Company terminated its existing fixed-to-floating interest rate swap.

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

     Reclassifications - Certain accounts have been reclassified in the 2000 and 1999 financial statements to conform with the 2001 classifications.


Note 2 - Asset Revaluation and Other Special Charges

     Asset revaluation and other special charges totaled $66.3 million in 2001. These charges, which were predominately noncash, include a $45.0 million non-cash asset impairment charge at Canyon Cafe. A continued deterioration of sales and corresponding lack of operating performance improvement resulted in a carrying amount of assets which exceeded the sum of expected future cash flows associated with such assets. As a result, an impairment loss was recorded based on the difference between the estimated fair value and the carrying amount of the Canyon Cafe assets. During the fourth quarter of 2001, the Company finalized its decision to divest the Canyon Cafe brand. At December 30, 2001, the assets and liabilities of Canyon Cafe have been classified as assets held for sale. The Company also recorded an asset impairment charge of $8.4 million related primarily to underperforming restaurants along with an $11.1 million allowance against the ultimate realization of notes receivable from Tom E. DuPree, Jr., the Company's Chairman and Chief Executive Officer. The allowance on Mr. DuPree's notes was established based on the estimated fair value of the underlying collateral which secures the notes. The remaining $1.8 million in asset revaluation and other special charges was attributable primarily to employee severance and other payroll related costs.

     In 2000, asset revaluation and other special charges totaled $38.2 million. These charges, which were predominately noncash, reflect the fourth quarter decision to close 13 underperforming restaurants including four Don Pablo's, three Canyon Cafes and two Hops restaurants which were closed in early January 2001 and four additional Don Pablo's which were closed in March 2001. In 2000, these 13 locations generated a combined operating loss of $3.2 million. The Company recorded a $22.3 million charge related to these closings which included adjusting the underlying fixed assets to estimated net realizable value as well as accruals for lease terminations and other related closing costs. The Company also recorded an asset revaluation charge of $11.1 million generated primarily by the lack of significant new restaurant development planned for the next several years including the write off of costs associated with sites that are no longer expected to be developed in addition to other related development costs which are not anticipated to be fully recoverable. In addition, in connection with the consolidation of the Don Pablo's and Canyon Cafe office facilities and the conclusion of the strategic alternatives evaluation, the Company recorded charges in the second and third quarters of $3.2 million related to employee severance and other costs associated with the office consolidations and $1.6 million associated with the completion of the strategic alternatives evaluation.

     In 1999, the Company recorded special charges of $2.2 million. A portion of the 1999 charges reflected fees paid in conjunction with the evaluation of strategic alternatives. The remainder of the 1999 special charge related primarily to programs initiated at Don Pablo's, Canyon Cafe and the Company's corporate headquarters to reorganize management and reduce overhead costs, including payroll and employee termination and severance costs. At December 30, 2001, all amounts related to the 1999 charges had been paid.

     The major components of asset revaluation and other special charges follow (amounts in thousands):

                                                                2001            2000           1999
-----------------------------------------------------------------------------------------------------
Write down of premises and equipment
   of assets held for sale, to net realizable value        $   6,190        16,499               -
Impairment of Canyon Cafe goodwill                            38,059             -               -
Accruals for lease termination and other closing costs           776         5,776               -
Allowance against realization of officer notes                11,076             -               -
Asset revaluation                                              8,436        11,076               -
Office consolidation expenses                                      -         1,919               -
Strategic alternatives evaluation expenses                         -         1,645             776
Severance and other payroll related costs                      1,649         1,285           1,410
Other                                                            142             -               -
-----------------------------------------------------------------------------------------------------
Total asset revaluation and other special charges          $  66,328        38,200           2,186
-----------------------------------------------------------------------------------------------------

Note 3 - Equity and Joint Venture Investments

     During 1998, the Company acquired a 20-percent interest in Belgo Group PLC, a public restaurant company based in the United Kingdom. The Company invested a total of $15.2 million to acquire and maintain its 20-percent interest. In the fourth quarter of 2000, the Company sold its interest for total proceeds of $8.5 million. The transaction, including the write off of undistributed earnings and the recognition of foreign currency translation losses, resulted in a $9.1 million loss which is included in "Gain (loss) on disposal of assets" in the accompanying 2000 consolidated statement of earnings.

     In the first quarter of 2001, the Company completed its fourth quarter 2000 commitment to exit from its two unprofitable U.S. joint-venture investments with Belgo Group PLC and PizzaExpress PLC, respectively. The venture with Belgo Group PLC operated one Belgo restaurant in New York city while the venture with PizzaExpress PLC operated two San Marzano restaurants located in Philadelphia and Washington, D.C. The Belgo restaurant was closed and the Company also sold its interest in the two San Marzano restaurants, to PizzaExpress for $0.4 million. The commitment to exit these businesses resulted in a loss on disposal of assets of $3.6 million in 2000.

Note 4 - Premises and Equipment

     A summary of premises and equipment at December 30, 2001 and December 31, 2000 follows (amounts in thousands):


                                                          2001            2000
     ---------------------------------------------------------------------------
     Land                                           $    47,110          48,547
     Buildings                                           84,287          85,123
     Buildings subject to ground leases                 139,198         145,275
     Equipment                                           97,428         124,440
     Leasehold improvements                               8,506          56,942
     Construction in progress                             1,997          12,135
     ---------------------------------------------------------------------------
     Total premises and equipment                       378,526         472,462
     Less accumulated depreciation and amortization      92,713          92,524
     ---------------------------------------------------------------------------
     Premises and equipment, net                    $   285,813         379,938
     ---------------------------------------------------------------------------

Note 5 - Other Assets

     A summary of other assets at December 30, 2001 and December 31, 2000 follows (amounts in thousands):

                                                          2001            2000
     ---------------------------------------------------------------------------
     Deferred loan and lease costs                  $    12,264          16,010
     Officer notes receivable, net of reserve in 2001     2,854          11,000
     Deferred loss on sale-leaseback                      6,361           6,828
     Liquor licenses                                      1,931           2,906
     Long-term portion of notes receivable                1,123           3,210
     Other                                                1,875           4,046
     ---------------------------------------------------------------------------
     Total other assets                             $    26,408          44,000
     ---------------------------------------------------------------------------


Note 6 - Long-Term Debt

     Long-term debt at December 30, 2001 and December 31, 2000 consisted of the following (amounts in thousands):

                                                          2001            2000
     ---------------------------------------------------------------------------
     Revolving credit agreement, secured
        with variable rate interest
        (11.5% at December 31, 2000)                $         -          90,832
     Senior Notes, unsecured                            116,500         116,500
     Senior Subordinated Notes, unsecured                98,921          98,777
     Other                                                  407             432
     ---------------------------------------------------------------------------
     Total long-term debt                               215,828         306,541
     Less current installments                               13          15,034
     ---------------------------------------------------------------------------
     Total long-term debt, excluding
        current installments                        $   215,815         291,507
     ---------------------------------------------------------------------------

     At December 30, 2001, the Company's revolving credit facility, with total credit availability of $125.0 million and maturing in June 2002, had been repaid with proceeds from the sale of McCormick & Schmick's. Subsequent to the repayment, future borrowings under this facility were prohibited. The credit facility was secured by substantially all of the Company's assets.

     In 1999, the Company issued $100.0 million of 11.75% Senior Subordinated Notes priced to yield 12.0% and due in June 2009. In 1996, $125.0 million of 9.75% Senior Notes were issued under a $200.0 million shelf registration and are due in June 2006. In 1998, the Company repurchased $8.5 million of these notes. Interest on both note issues are payable semi-annually in June and December.

     At December 30, 2001, the aggregate estimated fair value, based on trading prices, of the unsecured Senior Notes and Senior Subordinated Notes was $96.3 million compared to the carrying value of $215.4 million. The Company believes the fair value of its current assets and liabilities along with its refinanced revolving credit facility, will approximate book value since the current assets and liabilities are short-term in nature and the revolving credit facility is secured by substantially all assets of the Company.

     The aggregate annual maturities of long-term debt for the years subsequent to December 30, 2001 are as follows: 2006 - $116.5 million, 2009 - $100.0 million and $0.4 million thereafter.


Note 7 - Liquidity

     The Company's plans for growth through new restaurant development and its historical preference to own the real estate on which its restaurants are situated typically have caused it to be a net user of cash, even after a significant amount of expansion financing was internally generated from operations. At the beginning of 2001, the Company's total long-term debt was

$306.5 million. During 2001, the Company continued its commitment to strategies to reduce its leverage over time and by year end had reduced long-term debt to $215.8 million. Debt reduction strategies in 2001 included the divestiture of McCormick & Schmick's which resulted in a $95.8 million reduction in the Company's revolving credit facility. Other 2001 debt reduction initiatives included the closure of 13 underperforming restaurants which generated operating losses of $3.2 million in 2000 and the exit from two unprofitable joint ventures. The proceeds from the sale of the related assets enabled the Company to further reduce debt. The Company has also suspended the quarterly dividend payment on its Convertible Preferred Securities since December 1, 2000. These payments may be suspended for 20 consecutive quarters. In addition, new restaurant development for 2001 and plans for the next several years have been dramatically reduced from historical levels; the leasing of new sites to reduce initial capital investment will take preference over ownership; and an aggressive program to realize cash from various operating and non-operating assets has been implemented with proceeds from the sale of non-operating assets in 2001 totaling $12.0 million. Also, during the fourth quarter of 2001, the Company finalized its decision to divest Canyon Cafe and expects to complete the divestiture in 2002 with total consideration for the transaction expected to approximate $5.0 to $6.0 million.

     Generally, the Company operates with negative working capital since substantially all restaurant sales are for cash while payment terms on accounts payable typically range from 0 to 45 days. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of new restaurant openings and the timing of settlement of liabilities. Decreases in current asset and liability accounts occurred in 2001 primarily as a result of the sale of McCormick & Schmick's and the reclassification of the Canyon Cafe assets and liabilities to assets held for sale. Additional decreases in accounts payable during 2001 occurred as a result of a planned reduction in the number of days payables were outstanding in addition to a reduction in capital expenditures. Increases in accrued liabilities, which were more than offset by the sale of McCormick & Schmick's, occurred primarily as a result of deferred payments related to sales, use, property and other taxes and the suspended payments related to the Convertible Preferred Securities.

     At December 30, 2001, the Company had one credit facility in place which was entered into in 1999 with an initial total credit availability of $125.0 million and maturing in June 2002. In 2001, proceeds from the sale of McCormick & Schmick's were used to repay $95.8 million outstanding under the facility. Subsequent to the repayment, future borrowings under this facility were prohibited.

     The primary uses of funds in 2001 included (i) net repayment of revolving credit agreements of $90.8 million (ii) capital expenditures of $17.9 million for the opening of one Hops and two McCormick & Schmick's restaurants as well as maintenance capital for existing restaurants, (iii) payments of $10.0 million to collateralize letters of credit for the Company's self-insurance programs and
(iv) net cash used in operations of $7.3 million which included interest payments of $26.4 million and operating lease payments of $31.4 million.

The following table summarizes the Company's future contractual cash obligations:

    Contractual Cash Obligations          2002        2003         2004         2005         2006       Thereafter
-------------------------------------- ----------- ------------ ------------ ------------ ------------ -------------
Senior Notes - principal payment                -            -            -            -     $116,500             -
Senior Notes - interest payments          $11,359      $11,359      $11,359      $11,359        5,679             -
Senior Subordinated Notes -
     principal payment                          -            -            -            -            -      $100,000
Senior Subordinated Notes -
     interest payments                     11,750       11,750       11,750       11,750       11,750        29,375
Convertible Preferred Securities
     - principal payments                       -            -            -            -            -        68,559
Convertible Preferred Securities
     - distribution payments                    -            -            -       30,802        4,799        97,182
Minimum operating lease
     payments                              18,123       18,027       17,574       16,335       14,718        88,358
-------------------------------------- ----------- ------------ ------------ ------------ ------------ -------------
Total                                     $41,232      $41,136      $40,683      $70,246     $153,446      $383,474
====================================== =========== ============ ============ ============ ============ =============

     The preceding schedule summarizes the Company's contractual payment obligations as they existed at December 30, 2001. Actual payments may differ from these amounts due primarily to interest payments on borrowings under the Company's credit agreement and additional operating lease payments for new development as well as extensions of existing leases. In addition, the 2005 distribution payments on the Convertible Preferred Securities reflect the Company's right to defer quarterly distribution payments for up to 20 consecutive quarters. The Company has deferred all such payments, beginning with the December 1, 2000 payment, until December 1, 2005. The Company may pay all or any part of the interest accrued during the extension period at any time.

     On March 25, 2002, the Company completed a $75.0 million credit facility to replace its existing credit agreement. The facility, which matures on March 25, 2005, limits total borrowing capacity at any given time to an amount equal to two and one quarter times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization (EBITDA) as defined in the agreement. At December 30, 2001, EBITDA, which excludes the operations of McCormick & Schmick's, totaled $30.7 million. The agreement provides a $35.0 million revolving credit facility, which may be used for working capital and general corporate purposes, and a $40.0 million term loan facility, which is limited to certain defined purposes, excluding working capital and development. In certain circumstances, borrowings under the term loan facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions, casualty events, tax refunds and excess cash flow, each as defined in the credit agreement. In addition, the lender reserves the right to impose certain reserves against the Company's total borrowing availability under the facility which may limit the Company's availability on both the revolving and term loans. Additional covenants contained in the agreement require the Company to, among other things,
(i) achieve certain EBITDA targets, (ii) maintain defined net worth and fixed charge coverage ratios, (iii) limit the incurrence of certain liens or encumbrances and (iv) limit certain payments. Irrespective of future borrowings, certain obligations will exist with respect to the new credit agreement including anniversary fees of $1.1 million each year and an additional fee payable at maturity of $5.1 million. The loan is secured by substantially all of the Company's assets.

     In March 2002, the Board of Directors approved a series of transactions whereby Tom E. DuPree, Jr., Chairman and Chief Executive Officer of the Company, sold the real estate collateral which secured one of his notes payable to the Company and with the proceeds purchased $14.0 million in face value of the Company's 11.75% Senior Subordinated Notes, maturing in June 2009. The notes were pledged as collateral to secure amounts owed by Mr. DuPree to the Company. All amounts of interest and principal paid by the Company on the Senior Subordinated Notes owned by Mr. DuPree and pledged as collateral to the Company, will be used to make payments to the Company on amounts due to the Company under his current notes payable to the Company.

     The Company is also exposed to certain contingent payments. Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. Provisions for losses estimated under these programs are recorded based on estimates of the aggregate liability for claims incurred. In 2001, claims paid under the Company's self-insurance programs totaled $8.0 million. In addition, at December 30, 2001, the Company was contingently liable for letters of credit aggregating approximately $10.0 million which secure its insurance programs.

     The Company also remains contingently liable for lease obligations relating to 86 Applebee's restaurants and nine Harrigan's restaurants which were divested during 1998 and 1999. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $37.8 million.

     The Company also incurs various capital expenditures related to the maintenance of existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. Capital expenditures in 2001 were $17.9 million and provided for the opening of three new restaurants, as well as maintenance capital for existing restaurants. In 2002, the Company anticipates opening six new restaurants including three Don Pablo's and three Hops restaurants. Capital requirements for the construction of these restaurants are expected to approximate $5 to $7 million with maintenance capital for existing restaurants expected to be an additional $11 to $13 million. Although development plans include the opening of six new restaurants in 2002, the Company does not currently have any material capital commitments for new restaurants and will evaluate the potential new restaurant openings in 2002 based on projected return on investment and capital availability.

     The terms of the Company's senior and subordinated notes, interest rate swap agreement, $30.0 million master equipment lease and $28.4 million Hops sale-leaseback transaction also include various provisions which, among other things, require the Company to (i) maintain defined net worth and coverage ratios, (ii) maintain defined leverage ratios, (iii) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (iv) limit certain payments. In conjunction with the March 25, 2002 closing of the Company's refinanced credit facility, the Company terminated its interest rate swap agreement thereby eliminating any aforementioned restrictions on the Company contained in that agreement. In addition, in March 2002 the Company amended its master equipment lease agreement to conform the covenants to the refinanced credit facility and also obtained an amendment of certain provisions contained in its sale-leaseback agreement. As amended, the Company was in compliance with the various provisions of its agreements at March 25, 2002.


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

     Distribution expense related to the Convertible Preferred Securities decreased in 2001 as a result of the conversion, at the holders' option, of 86,128 of the securities into 291,115 shares of common stock which were issued from treasury. An additional 100,000 of the securities were converted in the first quarter of 2002. The Company, consistent with its right to defer quarterly distribution payments on the Convertible Preferred Securities for up to 20 consecutive quarters, deferred each of its 2001 quarterly distribution payments as well as its December 2000 distribution payment. The Company may pay all or any part of the interest accrued during the extension period at any time. Total deferred payments for 2001 and 2000 were $4.9 million and $2.3 million respectively and are included in accrued liabilities in the accompanying balance sheets.


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

     In October 2000, the Company completed a sale-leaseback transaction involving 20 Hops restaurant properties. The transaction included the sale of the land and buildings for total consideration of $28.4 million. The lease covers an initial term of 20 years with options to extend the lease for four periods of five years each. Rent expense related to the sale-leaseback during 2001 was $3.4 million and will escalate by 1.2% each year thereafter. The transaction, which has been accounted for as an operating lease, resulted in a $6.8 million loss which is being amortized over the initial 20 year term of the lease as additional rent expense.

     The Company also has a fully utilized master equipment lease agreement under which approximately $23.9 million of equipment is currently leased. The agreement provides for the rental of restaurant equipment for a five-year period. This agreement has been accounted for as an operating lease for financial reporting purposes.

     Future minimum lease payments under noncancellable operating leases, including the sale-leaseback transaction, at December 30, 2001 are as follows (amounts in thousands):

          2002                                                      $   18,123
          2003                                                          18,027
          2004                                                          17,574
          2005                                                          16,335
          2006                                                          14,718
          Later years                                                   88,358
          ---------------------------------------------------------------------
          Total minimum payments                                    $  173,135
          ---------------------------------------------------------------------

     Future minimum lease payments do not include amounts payable for maintenance costs, real estate taxes, insurance, etc., or contingent rentals payable based on a percentage of sales in excess of stipulated amounts for restaurant facilities. Total rental expense related to cancelable and noncancellable operating leases was $34.6 million in 2001, $32.6 million in 2000 and $ 27.9 million in 1999. Rental expense included contingent rentals of $0.9 million in 2001, $3.1 million in 2000 and $2.1 million in 1999.


Note 10 - Accrued Liabilities

     A summary of accrued liabilities at December 30, 2001 and December 31, 2000 follows (amounts in thousands):

                                                          2001            2000
     ---------------------------------------------------------------------------
     Payroll and related benefits                      $ 12,269          14,490
     Taxes other than payroll and income                 15,734          15,817
     Restaurant closings and divestitures                 1,152           7,257
     Insurance                                            6,710           5,813
     Gift certificates                                    2,841           5,584
     Interest                                            14,106           4,708
     Other                                               10,368          10,898
     ---------------------------------------------------------------------------
     Total accrued liabilities                         $ 63,180          64,567
     ---------------------------------------------------------------------------

Note 11 - Earnings Per Share Information

     The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

                                                                                2001           2000            1999
--------------------------------------------------------------------------------------------------------------------
Average number of common shares used in basic calculation                     28,568         25,729          27,576
Additional shares issuable pursuant to employee stock
   option plans at period-end market price                                         -              -               -
Shares issuable on assumed conversion of
Convertible Preferred Securities                                                   - *             -*             - *
--------------------------------------------------------------------------------------------------------------------
Average number of common shares used in diluted calculation                   28,568         25,729          27,576
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of change in
   accounting principle                                                  $   (95,260)       (59,479)          5,470
Cumulative effect of change in accounting principle, net of tax                    -         (6,255)              -
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                          (95,260)       (65,734)          5,470
Distribution savings on assumed conversion of Convertible
   Preferred Securities, net of income taxes                                       -*             -*              -*
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss) for computation of diluted earnings
   per common share                                                      $   (95,260)       (65,734)          5,470
--------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) before cumulative effect of change in
   accounting principle                                                  $     (3.33)         (2.31)           0.20
Cumulative effect of change in accounting principle                                -          (0.24)              -
--------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                                   $     (3.33)         (2.55)           0.20
--------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) before cumulative effect of change in
   accounting principle                                                  $     (3.33)         (2.31)           0.20
Cumulative effect of change in accounting principle                                -          (0.24)              -
--------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                                 $     (3.33)         (2.55)           0.20
--------------------------------------------------------------------------------------------------------------------

     * Inclusion of the shares related to the Convertible Preferred Securities results in an increase to earnings (loss) per share ("EPS") in 2001, 2000 and 1999. As those shares are antidilutive, they are excluded from the computation of diluted EPS.

Note 12 - Supplemental Cash Flow Information

     The following supplements the consolidated statements of cash flows (amounts in thousands):

                                                   2001       2000       1999
--------------------------------------------------------------------------------
Interest paid (net of amounts capitalized)    $   26,376     35,849     23,322
Distributions on preferred securities         $        -      6,038      8,050
Income taxes paid (refunded)                  $      261     (3,512)     1,639
--------------------------------------------------------------------------------

     During 2001, the Company sold its McCormick & Schmick's brand, consisting of 34 restaurants. The 2001 consolidated balance sheet reflects changes in asset and liability accounts related to the divestiture of these restaurants as follows: decrease in total current assets of $6.1 million, decrease in non current assets of $141.6 million, decrease in current liabilities of $24.0 million and a decrease in long term liabilities of $1.0 million.

Note 13 - Income Taxes

     The components of the provision for income taxes for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 are as follows (amounts in thousands):

                                         Current        Deferred         Total
--------------------------------------------------------------------------------
2001:
  Federal                             $     221           9,542          9,763
  State                                     399             988          1,387
--------------------------------------------------------------------------------
    Total                             $     620          10,530         11,150
--------------------------------------------------------------------------------
2000:
  Federal                             $  (3,806)        (19,238)       (23,044)
  State                                     166          (2,722)        (2,556)
--------------------------------------------------------------------------------
    Total                             $  (3,640)        (21,960)       (25,600)
--------------------------------------------------------------------------------
1999:
  Federal                             $   1,346             596          1,942
  State                                     361             147            508
--------------------------------------------------------------------------------
    Total                             $   1,707             743          2,450
--------------------------------------------------------------------------------

     A reconciliation of the Federal statutory income tax expense (benefit) rate to the effective income tax rate applied to earnings (loss) before income taxes in the accompanying consolidated statements of earnings for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 follows:

                                                   2001        2000        1999
--------------------------------------------------------------------------------
Tax (benefit) at federal statutory rate           (35.0)%     (35.0)%      35.0%
Increase (decrease) in taxes due to:
   State income tax, net of federal benefit        (2.6)       (2.6)        2.8
   FICA tip and targeted jobs tax credits          (2.7)       (2.8)      (25.7)
Valuation allowance for deferred tax assets        12.8         8.0           -
Nondeductible goodwill and basis difference
  in goodwill                                      38.0         1.2        13.5
Other, net                                          2.8         1.1         5.3
--------------------------------------------------------------------------------
Effective tax (benefit) rate                       13.3%      (30.1)%      30.9%
--------------------------------------------------------------------------------


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2001 and December 31, 2000 are presented below (amounts in thousands):

                                                               2001       2000
--------------------------------------------------------------------------------
FICA tip credits not yet taken for federal tax purposes     $ 18,303     24,554
Asset impairment charges recorded for financial statement
  purposes but not yet taken for tax purposes                 16,348     18,760
Net operating loss carryforwards not yet taken for tax
  purposes                                                    19,292      8,628
Other                                                          7,468      7,912
Valuation allowance for deferred tax assets                  (17,605)    (6,821)
--------------------------------------------------------------------------------
Total deferred tax assets                                     43,806     53,033
--------------------------------------------------------------------------------
Depreciation and amortization taken for tax purposes in
  excess of amounts taken for financial reporting purposes   (28,457)   (29,790)
Other                                                         (3,729)    (4,343)
--------------------------------------------------------------------------------
Deferred tax asset (liability)                              $ 11,620     18,900
--------------------------------------------------------------------------------

     The valuation allowance for deferred tax assets increased by $10.8 million for the year ended December 30, 2001, adding to the $6.8 million valuation allowance initially recorded for the year ended December 31, 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not the Company will realize the benefits of the deductible differences for which no valuation allowance is provided.

     The Company has $49.5 million of net operating loss carryforwards for federal income tax purposes as of December 30, 2001 that will expire in 2020. The Company has $18.3 million of FICA tip tax credit carryforwards for federal income tax purposes as of December 30, 2001 that will expire between 2017 and 2021.

Note 14 - Interest Expense

     Following is a summary of interest cost incurred and interest cost capitalized as a component of the cost of construction in progress (amounts in thousands):

                                           2001             2000           1999
--------------------------------------------------------------------------------
Interest cost capitalized              $    155              924          1,374
Interest cost expensed                   35,305           38,262         24,073
--------------------------------------------------------------------------------
Total                                  $ 35,460           39,186         25,447
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

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and diluted loss per share would have been decreased by approximately $1.5 million, or $0.05 per share in 2001 and by $0.4 million, or $0.01 per share in 2000 while net earnings in 1999 would have been decreased by $2.3 million, or $0.08 per share. The effects of either recognizing or disclosing compensation cost under SFAS 123 may not be representative of the effects on reported net earnings for future years. The fair value of the options granted during 2001 is estimated as $0.45 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, volatility of 70%, risk-free interest rate of 4.8%, and an expected life of 6.5 years.

Further information relating to total options is as follows:
                                                                       Options
                                                        Average      Exercisable
                                           Shares        Price       at Year End
--------------------------------------------------------------------------------
Outstanding at January 3, 1999           2,015,790     $ 16.60         191,075
--------------------------------------------------------------------------------
Granted in 1999                          1,486,105        9.16
Exercised in 1999                                -           -
Canceled in 1999                          (418,721)      15.65
--------------------------------------------------------------------------------
Outstanding at January 2, 2000           3,083,174       13.15         194,371
--------------------------------------------------------------------------------
Granted in 2000                          1,511,121        2.00
Exercised in 2000                                -           -
Canceled in 2000                        (1,559,811)      11.78
--------------------------------------------------------------------------------
Outstanding at December 31, 2000         3,034,484        7.95         390,994
--------------------------------------------------------------------------------
Granted in 2001                            902,539        0.66
Exercised in 2001                                -           -
Canceled in 2001                        (1,240,198)       8.49
--------------------------------------------------------------------------------
Outstanding at December 30, 2001         2,696,825     $  5.26         809,133
--------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options:

                       Options Outstanding                   Options Exercisable
                  ---------------------------------------   --------------------
                                               Average                   Average
    Exercise                     Average      Exercise                  Exercise
  Price Range      Shares          Life         Price        Shares       Price
--------------------------------------------------------------------------------
$ 0.00 -  $5.00   1,891,661       8.61         $ 1.48        387,126     $ 2.00
$ 5.01 - $10.00     355,792       7.02           8.94        238,301       8.94
$10.01 - $15.00     102,585       5.47          13.42         21,213      13.34
$15.01 - $20.00     296,615       3.96          19.29        132,909      19.60
$20.01 - $25.00      41,522       3.97          21.46         25,259      21.52
$25.01 - $30.00       8,650       4.43          25.63          4,325      25.63
--------------------------------------------------------------------------------
Total             2,696,825       7.68         $ 5.26        809,133     $ 7.97
--------------------------------------------------------------------------------

Note 16 - Employee Benefit Plans

     The Avado Brands, Inc. Profit Sharing Plan and Trust, established in accordance with Section 401(k) of the Internal Revenue Code (the "401(k) Plan"), allows eligible participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. Effective January 1, 2001, the Company changed the vesting schedule for all of its employee benefit plans. Beginning in 2001, participants become 20% vested after one year of service escalating 20% each year thereafter. In addition, the maximum Company matching contribution related to the 401(k) Plan and Supplemental Plan was increased from 2% to 3%. Under the new structure, participants are matched dollar for dollar for the first 2% of the employee's income deferred plus an additional $0.25 on the dollar up to 6% of compensation for a potential total match of 3%. Company contributions to the 401(k) Plan were $0.4 million in 2001, $0.5 million in 2000 and $0.5 million in 1999.

     The Supplemental Deferred Compensation Plan ("Supplemental Plan"), effective January 1, 1999, is a nonqualified plan which allows eligible employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds or to invest their contributions in shares of Avado Brands common stock. The maximum aggregate amount deferred under the Supplemental Plan and the 401(k) Plan may not exceed 15% of compensation. Company matching contributions to the Supplemental Plan may not exceed 2% of compensation. The Company, in its discretion, may make matching contributions to the Supplemental Plan in the form of Company stock. Company matching contributions were $97,000 in 2001, $47,000 in 2000 and $0 in 1999.

     A noncontributory Employee Stock Ownership Plan (the "ESOP Plan") covers substantially all full-time employees. In accordance with the terms of the ESOP Plan, the Company may make contributions in amounts as determined by the Board of Directors. Participants become 20% vested in their accounts after one year of service, escalating 20% each year thereafter until they are fully vested. Contribution expense related to the ESOP Plan was $0.1 million in 2001. There was no contribution expense related to the ESOP Plan in 2000 or 1999.

Note 17 - Shareholders' Equity

     The Board of Directors, from time to time and depending on market conditions, authorizes the Company to purchase shares of its common stock. In connection with these programs, during 1999 the Company purchased 6.3 million shares of its common stock for $85.5 million. The Company made no share repurchases in 2001 or 2000.

Note 18 -  Commitments  and  Contingencies

     Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. Provisions for losses expected under these programs are recorded based on estimates of the aggregate liability for claims incurred. At December 30, 2001, the Company was contingently liable for letters of credit aggregating approximately $10.0 million related primarily to its insurance programs. At December 30, 2001, amounts shown as restricted cash in the accompanying balance sheet are pledged as collateral to secure these letters of credit.

     In connection with the Applebee's and Harrigan's divestiture transactions completed during 1999 and 1998, the Company remains contingently liable for lease obligations relating to 86 Applebee's restaurants and nine Harrigan's restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $37.8 million. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     In 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. In 1998, one of these suits (Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189) was dismissed. An amended complaint, styled John Bryant, et al. vs. Apple South, Inc., et al. consolidating previous actions was filed in January 1998. During 1999, the Company received a favorable ruling from the 11th Circuit Court of Appeals relating to the remaining suit. As a result of the ruling, the District Court again considered the motion to dismiss the case, and the defendants renewed their motion to dismiss in December 1999. In June 2000, the District Court dismissed with prejudice the remaining suit. The plaintiffs appealed the court's final decision. Upon hearing the appeal, a three-judge panel reversed the motion to dismiss and gave the plaintiffs the opportunity to amend their suit and state with more particularity their allegations. Although the ultimate outcome of the suit cannot be determined at this time, the Company believes that the allegations therein are without merit and intends to continue vigorously defending itself.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 19 - Related Party Transactions

     At December 31, 2000, the Company held several notes receivable, one of which was secured by real estate, from Tom E. DuPree, Jr., Chairman of the Board and Chief Executive Officer of the Company (the "Chairman Notes" and the "Chairman"). At December 31, 2000, total amounts owed were $10.9 million in principal and $1.6 million in accrued interest. During 2000, the Board of Directors extended the due date of the Chairman Notes to June 30, 2002 and the interest rate was increased from 7.0% to 11.5%, with interest payable at maturity.

     At December 30, 2001, total amounts owed to the Company under the Chairman Notes were $10.9 million in principal and $3.0 million in accrued interest. At that time, the Company recorded an allowance against the ultimate realization of amounts due totaling $11.1 million, yielding a net balance of $2.8 million, the fair value of the real estate collateral held by the Company.

     In March 2002, The Board of Directors approved a series of transactions whereby the Chairman sold the real estate collateral securing one of the Chairman Notes and, with the $2.8 million in proceeds, purchased $14.0 million in face value of the Company's 11.75% Senior Subordinated Notes (the "Sub Notes"), maturing in June 2009. The Sub Notes were pledged as collateral by the Chairman to secure amounts owed by him to the Company under the Chairman Notes.

     On March 6, 2002 the principal and interest due on the several Chairman Notes were consolidated into one note with a principal balance of $14.1 million (the "New Chairman Note"), and the interest payment terms, interest rate and due date of the note were changed to match the terms and due date of the Sub Notes. All amounts of interest and principal paid by the Company on the Sub Notes owned by the Chairman and pledged as collateral to the Company, will be used to make simultaneous payments to the Company on amounts due to the Company under the New Chairman Note.

     The Company also holds a note receivable from Margaret E. Waldrep, Chief Administrative Officer, totaling $41,500. This note is due on June 30, 2002 and bears interest at 11.5%.

Note 20 - Quarterly Financial Data (unaudited)

                                              First       Second        Third       Fourth        Total
                                             Quarter      Quarter      Quarter      Quarter        Year
--------------------------------------------------------------------------------------------------------
2001:
Restaurant sales                            $177,383      176,586      149,656      119,876      623,501
Gross profit*                               $ 70,053       69,276       57,446       45,723      242,498
Net earnings (loss)                         $ (1,045)      (4,849)     (64,372)     (24,994)     (95,260)
Basic earnings (loss) per share             $  (0.04)       (0.17)       (2.24)       (0.87)       (3.33)
Diluted earnings (loss) per share**         $  (0.04)       (0.17)       (2.24)       (0.87)       (3.33)

2000:
Restaurant sales                            $167,020      174,479      174,079      170,217      685,795
Gross profit*                               $ 66,636       70,055       66,813       64,235      267,739
Earnings (loss) before cumulative
   effect of change in accounting principle $   (537)      (1,665)      (8,266)     (49,011)     (59,479)
Net earnings (loss)                         $   (537)      (1,665)      (8,266)     (55,266)     (65,734)
Basic earnings (loss) per share before
   cumulative effect of change in
   accounting principle                     $  (0.02)       (0.07)       (0.33)       (1.82)       (2.31)
Basic earnings (loss) per share             $  (0.02)       (0.07)       (0.33)       (2.05)       (2.55)

Diluted earnings (loss) per share
   before cumulative effect of change in
   accounting principle**                   $  (0.02)       (0.07)       (0.33)       (1.82)       (2.31)
Diluted earnings (loss) per share**         $  (0.02)       (0.07)       (0.33)       (2.05)       (2.55)
----------------------------------------------------------------------------------------------------------

     * The Company defines gross profit as total restaurant sales less the cost of food and beverage and payroll and benefits. These costs represent the expenses associated directly with providing the Company's products and services.

     ** Diluted earnings (loss) per share ("EPS") for all quarters in 2001 and 2000 increases when the Convertible Preferred Securities are included in the calculation. As those shares are antidilutive, they are excluded from the computation of diluted EPS.

Note 21 - Guarantor Subsidiaries

     The Company's senior notes and revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. The Company's indebtedness is not guaranteed by its non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At December 30, 2001 and December 31, 2000, these partnerships in the non-guarantor subsidiaries operated 20 and 61, respectively, of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of December 30, 2001 and December 31, 2000, and condensed consolidated statements of earnings and cash flows for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000 are provided for such guarantor and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

Condensed Consolidated Statement of Earnings
Fiscal Year Ended 2001
--------------------------------------------------------------------------------------------------------------------
                                                     Guarantor       Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Restaurant sales                                    $    569,064            54,437               -          623,501
Restaurant operating expenses                            523,577            48,909               -          572,486
General and administrative expenses                       29,682             2,446               -           32,128
Asset revaluation and other special charges               66,328                 -               -           66,328
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                  (50,523)            3,082               -          (47,441)
--------------------------------------------------------------------------------------------------------------------
Other income (expense)                                   (36,510)             (159)              -          (36,669)
Earnings before income taxes                             (87,033)            2,923               -          (84,110)
Income taxes                                              10,127             1,023               -           11,150
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                 $    (97,160)            1,900               -          (95,260)
====================================================================================================================

Condensed Consolidated Statement of Earnings
Fiscal Year Ended 2000
--------------------------------------------------------------------------------------------------------------------
                                                     Guarantor       Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations     onsolidated
--------------------------------------------------------------------------------------------------------------------
Restaurant sales                                    $    539,852           145,943               -          685,795
Restaurant operating expenses                            485,539           133,440               -          618,979
General and administrative expenses                       31,651             6,571               -           38,222
Asset revaluation and other special charges               30,748             7,452               -           38,200
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                   (8,086)           (1,520)              -           (9,606)
--------------------------------------------------------------------------------------------------------------------
Other income (expense)                                   (73,684)           (1,789)              -          (75,473)
Earnings (loss) before income taxes and
cumulative
  effect of change in accounting principle               (81,770)           (3,309)              -          (85,079)
Income taxes                                             (23,550)           (2,050)              -          (25,600)
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of
change
  in accounting principle                                (58,220)           (1,259)              -          (59,479)
Cumulative effect of change in accounting
  principle, net of tax benefit                           (6,255)                -               -           (6,255)
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                 $    (64,475)           (1,259)              -          (65,734)
====================================================================================================================

Condensed Consolidated Statement of Earnings
Fiscal Year Ended 1999
--------------------------------------------------------------------------------------------------------------------
                                                     Guarantor       Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Restaurant sales                                    $    535,691           108,768               -          644,459
Restaurant operating expenses                            465,712            96,089               -          561,801
General and administrative expenses                       32,649             5,362               -           38,011
Asset revaluation and other special charges                2,186                 -               -            2,186
--------------------------------------------------------------------------------------------------------------------
Operating income                                          35,144             7,317               -           42,461
--------------------------------------------------------------------------------------------------------------------
Other income (expense)                                   (32,091)           (2,450)              -          (34,541)
Earnings before income taxes                               3,053             4,867               -            7,920
Income taxes                                                 950             1,500               -            2,450
--------------------------------------------------------------------------------------------------------------------
Net earnings                                        $      2,103             3,367               -            5,470
====================================================================================================================

Condensed Consolidated Balance Sheet
Fiscal Year End 2001
--------------------------------------------------------------------------------------------------------------------
                                                     Guarantor       Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                      $     36,592               868               -           37,460
Premises and equipment, net                              260,957            24,856               -          285,813
Goodwill, net                                             34,920                 -               -           34,920
Deferred income tax benefit                               11,620                 -               -           11,620
Other assets                                              26,390                18               -           26,408
Intercompany investments                                  12,370                 -         (12,370)               -
Intercompany advances                                     12,647                 -         (12,647)               -
--------------------------------------------------------------------------------------------------------------------
                                                    $    395,496            25,742         (25,017)         396,221
====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                 $    110,757               725               -          111,482
Long-term liabilities                                    218,926                 -               -          218,926
Intercompany payables                                          -            12,370         (12,370)               -
Convertible preferred securities                          68,559                 -               -           68,559
Shareholders' equity (deficit)                            (2,746)           12,647         (12,647)          (2,746)
--------------------------------------------------------------------------------------------------------------------
                                                    $    395,496            25,742         (25,017)         396,221
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
====================================================================================================================

Condensed Consolidated Statement of Cash Flows
Fiscal Year Ended 2001
--------------------------------------------------------------------------------------------------------------------
                                                      Guarantor      Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities           $    (12,188)            4,925               -           (7,263)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                  (17,423)             (511)              -          (17,934)
   Proceeds from disposal of assets, net                 128,752                 -               -          128,752
   Other investing activities                             (2,406)                -               -           (2,406)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities      108,923              (511)              -          108,412
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net repayment of revolving credit agreements          (90,831)                -               -          (90,831)
   Proceeds from (payment of) intercompany  advances       4,415            (4,415)              -                -
   Payments to collateralize letters of credit            (9,978)                -               -           (9,978)
   Other financing activities                                (26)                -               -              (26)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities      (96,420)           (4,415)              -         (100,835)
--------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    315                (1)              -              314
Cash and equivalents at the beginning of the period          372                30               -              402
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period        $       687                29               -              716
====================================================================================================================

Condensed Consolidated Statement of Cash Flows
Fiscal Year Ended 2000
--------------------------------------------------------------------------------------------------------------------
                                                       Guarantor     Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities           $     24,438             3,541               -           27,979
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                (52,615)           (1,193)              -          (53,808)
     Proceeds from sale-leaseback                          8,055            20,316               -           28,371
     Proceeds from disposal of assets, net                14,074                 -               -           14,074
     Other investing activities                           (5,540)             (251)              -           (5,791)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities      (36,026)           18,872               -          (17,154)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net repayment of revolving credit agreements        (21,667)                -               -          (21,667)
     Proceeds from (payment of) intercompany advances     22,398           (22,398)              -                -
     Other financing activities                              (23)                -               -              (23)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities          708           (22,398)              -          (21,690)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (10,880)               15               -          (10,865)
Cash and equivalents at the beginning of the period       11,190                77               -           11,267
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period       $        310                92               -              402
====================================================================================================================

Condensed Consolidated Statement of Cash Flows
Fiscal Year Ended 1999
--------------------------------------------------------------------------------------------------------------------
                                                      Guarantor      Non-Guarantor
(In thousands)                                      Subsidiaries      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities           $      5,426             8,196               -           13,622
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                (75,572)           (8,822)              -          (84,394)
     Proceeds from disposal of assets, net                87,152                 -               -           87,152
     Other investing activities                           (2,788)             (656)              -           (3,444)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities        8,792            (9,478)              -             (686)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net repayment of revolving credit agreements        (27,920)                -               -          (27,920)
     Proceeds from issuance of long-term debt             95,467                 -               -           95,467
     Purchase of treasury stock                          (74,824)                -               -          (74,824)
     Proceeds from (payment of) intercompany advances     (1,305)            1,305               -                -
     Other financing activities                           (1,608)                -               -           (1,608)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities      (10,190)            1,305               -           (8,885)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       4,028                23               -            4,051
Cash and equivalents at the beginning of the period        7,162                54               -            7,216
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period       $     11,190                77               -           11,267
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

     The Company assessed its internal control system as of December 30, 2001, in relation to criteria for effective internal control over financial reporting described in "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 30, 2001, its system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition, met those criteria.


Tom E. DuPree, Jr.
Chairman of the Board and Chief Executive Officer

Timothy R. Ligon
Vice President and Corporate Controller

                          Independent Auditors' Report

The Board of Directors
Avado Brands, Inc.

     We have audited the accompanying consolidated balance sheets of Avado Brands, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of earnings, shareholders' equity (deficit) and comprehensive income and cash flows for each of the years in the three-year period ended December 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avado Brands, Inc. and subsidiaries at December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Atlanta, Georgia
March 25, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     Information in response to this item is incorporated by reference to the information contained under the headings "Nominees for Director", Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for use in connection with the 2002 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

     Information in response to this item is incorporated by reference to the information contained under the heading "Compensation of Executive Officers" in the Company's definitive Proxy Statement for use in connection with the 2002 Annual Meeting of Shareholders. In no event shall the information contained in the Proxy Statement under the heading "Comparison of Five-Year Cumulative Shareholder Return" be deemed incorporated herein by such reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information in response to this item is incorporated by reference to the information contained under the heading "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement for use in connection with the 2002 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

     At December 31, 2000, the Company held several notes receivable, one of which was secured by real estate, from Tom E. DuPree, Jr., Chairman of the Board and Chief Executive Officer of the Company (the "Chairman Notes" and the "Chairman"). At December 31, 2000, total amounts owed were $10.9 million in principal and $1.6 million in accrued interest. During 2000, the Board of Directors extended the due date of the Chairman Notes to June 30, 2002 and the interest rate was increased from 7.0% to 11.5%, with interest payable at maturity.

     At December 30, 2001, total amounts owed to the Company under the Chairman Notes were $10.9 million in principal and $3.0 million in accrued interest. At that time, the Company recorded an allowance against the ultimate realization of amounts due totaling $11.1 million, yielding a net balance of $2.8 million, the fair value of the real estate collateral held by the Company.

     In March 2002, The Board of Directors approved a series of transactions whereby the Chairman sold the real estate collateral securing one of the Chairman Notes and, with the $2.8 million in proceeds, purchased $14.0 million in face value of the Company's 11.75% Senior Subordinated Notes (the "Sub Notes"), maturing in June 2009. The Sub Notes were pledged as collateral by the Chairman to secure amounts owed by him to the Company under the Chairman Notes.

     On March 6, 2002 the principal and interest due on the several Chairman Notes were consolidated into one note with a principal balance of $14.1 million (the "New Chairman Note"), and the interest payment terms, interest rate and due date of the note were changed to match the terms and due date of the Sub Notes.

All amounts of interest and principal paid by the Company on the Sub Notes owned by the Chairman and pledged as collateral to the Company, will be used to make simultaneous payments to the Company on amounts due to the Company under the New Chairman Note.

     The Company also holds a note receivable from Margaret E. Waldrep, Chief Administrative Officer, totaling $41,500. This note is due on June 30, 2002 and bears interest at 11.5%.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this Report:

   1.  Financial Statements

    Consolidated Statements of Earnings for the years ended December 30, 2001, December 31, 2000 and January 2, 2000

    Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000

    Consolidated Statements of Shareholders' Equity (deficit)and Comprehensive Income for the years ended December 30, 2001, December 31, 2000 and January 2, 2000

    Consolidated Statements of Cash Flows for the years ended December 30, 2001, December 31, 2000 and January 2, 2000

    Notes to Consolidated Financial Statements

    Report of Management

    Independent Auditors' Report

   2.  Financial Statement Schedules

         None

   3. Exhibits

     2.1 Asset Purchase Agreement dated June 7, 2001 by and among Avado Brands, Inc., McCormick & Schmick Holding Corp., each of the McCormick & Schmick Holding Corp. subsidiaries and McCormick & Schmick Acquisition Corp. (18)

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended October 13, 1998. (3)

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

     10.8 Apple South, Inc. [Restated] Profit Sharing Plan and Trust dated October 26, 1993. (2)

     10.9 Amended form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (2)

     10.10 Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.11 Form of Stock Option Agreement under the Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.12 Avado Brands, Inc. Employee Stock Purchase Plan. (19)

     10.13 Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (6)

     10.14 First amendment, dated as of March 27, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (7)

     10.15 Second amendment, dated as of August 14, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.16 Third amendment, dated as of November 13, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.17 Fourth amendment, dated as of February 22, 1999, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.18 Fifth amendment, dated as of August 24, 1999, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (16)

     10.19 Sixth amendment, dated as of December 20, 2000, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (16)

     10.20 Seventh amendment, dated as of April 2, 2001, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Avado Brands, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (17)

     10.21 $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (10)

     10.22 First amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (15)

     10.23 Second amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (15)

     10.24 Third amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (15)

     10.25 Fourth amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (13)

     10.26 Amended and Restated Credit Agreement Dated as of April 2, 2001 among Avado Brands, Inc. as borrower, Wachovia Bank, National Association and Fleet National Bank. (17)

     10.27 Master lease agreement, dated as of October 19, 2000, by and between Pubs Property, LLC and Hops Grill & Bar, Inc. (16)

     10.28 Sale-leaseback agreement, dated as of October 19, 2000, by and among Pubs Property, LLC, Avado Brands, Inc. and Hops Grill & Bar Inc. (16)

     21.1 Subsidiaries of the Registrant.

     23.1 Consent of KPMG LLP.

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

     (9) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-82345, filed on July 6, 1999.

     (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999

     (11) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended January 3, 1999.

     (12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.

     (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000.

     (14) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-56138, filed on February 23, 2001.

     (15) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended January 2, 2000.

     (16) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended December 31, 2000.

     (17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

     (18) Incorporated by reference to the registrant's Current Report on Form 8-K dated June 7, 2001.

     (19) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-74422, filed on December 3, 2001.


(b)   Reports on Form 8-K

         None

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   AVADO BRANDS, INC.

                                                  By:/s/ Tom E. DuPree, Jr.
                                                     ---------------------------
                                                     Tom E. DuPree, Jr.
                                                     Chief Executive Officer and
                                                     Chairman of the Board
April 1, 2002
Atlanta, Georgia

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                   Title                                  Date

                        Chairman of the Board of Directors and     April 1, 2002
/s/Tom E. DuPree, Jr.   Chief Executive Officer (principal
----------------------  executive, financial and accounting officer)
Tom E. DuPree, Jr.

/s/Margaret E. Waldrep  Director and Chief Administrative Officer  April 1, 2002
----------------------
Margaret E. Waldrep

/s/Percy V. Williams    Secretary                                  April 1, 2002
----------------------
Percy V. Williams

/s/Timothy R. Ligon     Vice President and Corporate Controller    April 1, 2002
----------------------
Timothy R. Ligon

/s/Jerome A. Atkinson   Director                                   April 1, 2002
----------------------
Jerome A. Atkinson

/s/William V. Lapham    Director                                   April 1, 2002
----------------------
William V. Lapham

/s/Emilio Alvarez-Recio Director                                   April 1, 2002
----------------------
Emilio Alvarez-Recio
                        Director                                   April 1, 2002
/s/Robert Sroka
----------------------
Robert Sroka

                                EXHIBIT INDEX

     2.1 Asset Purchase Agreement dated June 7, 2001 by and among Avado Brands, Inc., McCormick & Schmick Holding Corp., each of the McCormick & Schmick Holding Corp. subsidiaries and McCormick & Schmick Acquisition Corp. (18)

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended October 13, 1998. (3)

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

     10.8 Apple South, Inc. [Restated] Profit Sharing Plan and Trust dated October 26, 1993. (2)

     10.9 Amended form of Stock Option Agreement under the Apple South, Inc. 1988 Stock Option Plan. (2)

     10.10 Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.11 Form of Stock Option Agreement under the Apple South, Inc. 1993 Stock Incentive Plan. (2)

     10.12 Avado Brands, Inc. Employee Stock Purchase Plan. (19)

     10.13 Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (6)

     10.14 First amendment, dated as of March 27, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (7)

     10.15 Second amendment, dated as of August 14, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.16 Third amendment, dated as of November 13, 1998, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.17 Fourth amendment, dated as of February 22, 1999, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (11)

     10.18 Fifth amendment, dated as of August 24, 1999, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (16)

     10.19 Sixth amendment, dated as of December 20, 2000, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Apple South, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (16)

     10.20 Seventh amendment, dated as of April 2, 2001, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Avado Brands, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (17)

     10.21 $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (10)

     10.22 First amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (15)

     10.23 Second amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (15)

     10.24 Third amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (15)

     10.25 Fourth amendment to $125 million Credit Agreement, dated as of June 22, 1999, among Avado Brands, Inc. as borrower and Wachovia Bank, National Association and BankBoston, N.A. (13)

     10.26 Amended and Restated Credit Agreement Dated as of April 2, 2001 among Avado Brands, Inc. as borrower, Wachovia Bank, National Association and Fleet National Bank. (17)

     10.27 Master lease agreement, dated as of October 19, 2000, by and between Pubs Property, LLC and Hops Grill & Bar, Inc. (16)

     10.28 Sale-leaseback agreement, dated as of October 19, 2000, by and among Pubs Property, LLC, Avado Brands, Inc. and Hops Grill & Bar Inc. (16)

     21.1 Subsidiaries of the Registrant.

     23.1 Consent of KPMG LLP.

     99.1 Safe harbor under the Private Securities Litigation Reform Act of 1995. (12)

         --------------------------------------------------------------

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

     (9) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-82345, filed on July 6, 1999.

     (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999

     (11) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended January 3, 1999.

     (12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.

     (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000.

     (14) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-56138, filed on February 23, 2001.

     (15) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended January 2, 2000.

     (16) Incorporated by reference to the registrant's Annual Report on form 10-K for the fiscal year ended December 31, 2000.

     (17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

     (18) Incorporated by reference to the registrant's Current Report on Form 8-K dated June 7, 2001.

     (19) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-74422, filed on December 3, 2001.