Form 10-Q
period 2002-03-31
AVADO BRANDS INC
filed 2002-05-03
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to ______ to _______

                         Commission File Number: 0-19542


                               AVADO BRANDS, INC.
             (Exact name of registrant as specified in its charter)


          Georgia                                              59-2778983
   ---------------------                                ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


 Hancock at Washington, Madison, GA                             30650
--------------------------------------                  ------------------------
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

     As of March 31, 2002, there were 29,022,516 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                      INDEX


Part I - Financial Information                                              Page

        Item 1 -  Consolidated Financial Statements:

                  Consolidated Statements of Earnings(Loss)....................3

                  Consolidated Balance Sheets..................................4

                  Consolidated Statements of Shareholders' Equity
                 (Deficit) and Comprehensive Income............................5

                  Consolidated Statements of Cash Flows........................6

                  Notes to Consolidated Financial Statements...................7

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............13

        Item 3 -  Quantitative and Qualitative Disclosures About Market Risk..18


Part II - Other Information

        Item 6 -  Exhibits and Reports on Form 8-K............................19

Signature.....................................................................20

Avado Brands, Inc.
Consolidated Statements of Earnings (Loss)
(Unaudited)
(In thousands, except per share data)                                                Quarter Ended
-----------------------------------------------------------------------------------------------------------
                                                                              Mar. 31,          Apr. 1,
                                                                                2002             2001
-----------------------------------------------------------------------------------------------------------
Restaurant sales:
    Don Pablo's                                                             $      69,216           73,671
    Hops                                                                           50,298           52,134
-----------------------------------------------------------------------------------------------------------
          Total restaurant sales                                                  119,514          125,805
-----------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
    Food and beverage                                                              33,890           35,089
    Payroll and benefits                                                           39,481           40,348
    Depreciation and amortization                                                   4,060            4,628
    Other operating expenses                                                       32,798           32,685
-----------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                                     110,229          112,750
-----------------------------------------------------------------------------------------------------------
General and administrative expenses                                                 6,416            6,501
(Gain) loss on disposal of assets                                                      86             (298)
Asset revaluation and other special charges                                             -              400
-----------------------------------------------------------------------------------------------------------
Operating income                                                                    2,783            6,452
-----------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                                                          (8,233)          (9,031)
    Distribution expense on preferred securities                                   (1,115)          (1,244)
    Other, net                                                                       (412)          (1,548)
-----------------------------------------------------------------------------------------------------------
          Total other income (expense)                                             (9,760)         (11,823)
-----------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
   before income taxes                                                             (6,977)          (5,371)
Income tax benefit                                                                 (1,125)          (1,750)
-----------------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations                              $      (5,852)          (3,621)
-----------------------------------------------------------------------------------------------------------
Discontinued operations:
   Earnings (loss) from discontinued operations, net of tax                           134            2,576
-----------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                (5,718)          (1,045)
===========================================================================================================

Basic earnings (loss) per common share:
    Basic earnings (loss) from continuing operations                                (0.20)           (0.13)
    Basic earnings (loss) from discontinued operations                               0.00             0.09
-----------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                                      $       (0.20)           (0.04)
===========================================================================================================

Diluted earnings (loss) per common share:
    Diluted earnings (loss) from continuing operations                              (0.20)           (0.13)
    Diluted earnings (loss) from discontinued operations                             0.00             0.09
-----------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                                    $       (0.20)           (0.04)
===========================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

 Avado Brands, Inc.
 Consolidated Balance Sheets
 (Unaudited)
 (In thousands, except share data)
----------------------------------------------------------------------------------------------------------------------------
                                                                                              Mar. 31,          Dec. 30,
                                                                                                2002              2001
----------------------------------------------------------------------------------------------------------------------------
 Assets
 Current assets:
       Cash and cash equivalents                                                         $        168               559
       Restricted cash                                                                          8,813             9,978
       Accounts receivable                                                                      7,927            10,723
       Inventories                                                                              5,900             5,870
       Prepaid expenses and other                                                               3,991             2,928
       Assets held for sale                                                                     9,071             9,737
----------------------------------------------------------------------------------------------------------------------------
            Total current assets                                                               35,870            39,795

 Premises and equipment, net                                                                  282,563           285,813
 Goodwill, net                                                                                 34,920            34,920
 Deferred income tax benefit                                                                   11,620            11,620
 Other assets                                                                                  34,596            26,408
----------------------------------------------------------------------------------------------------------------------------
                                                                                         $    399,569           398,556
============================================================================================================================
Liabilities and Shareholders' Equity

Current liabilities:
       Accounts payable                                                                  $     10,036            15,766
       Accrued liabilities                                                                     58,034            64,265
       Current installments of long-term debt                                                       7                13
       Income taxes                                                                            32,586            33,773
----------------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                         100,663           113,817

 Long-term debt                                                                               236,324           215,815
 Other long-term liabilities                                                                    2,172             3,111
----------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                                 339,159           332,743
----------------------------------------------------------------------------------------------------------------------------

 Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
        Brands, Inc. 7% convertible subordinated debentures
        due March 1, 2027                                                                      63,524            68,559

 Shareholders' equity:
       Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
           none issued                                                                              -                 -
       Common stock, $0.01 par value. Authorized - 75,000,000 shares;
           issued - 40,478,760 shares in 2002 and 2001;
           outstanding - 29,022,516 shares in 2002 and 28,682,140 shares in 2001                  405               405
       Additional paid-in capital                                                             147,028           146,139
       Retained earnings (accumulated deficit)                                                   (407)            5,311
       Treasury stock at cost; 11,456,244 shares in 2002 and 11,796,620 in 2001              (150,140)         (154,601)
----------------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity (deficit)                                               (3,114)           (2,746)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         $    399,569           398,556
============================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income
(Unaudited)
                                                                             Additional                                 Total
                                                        Common Stock          Paid-in      Retained    Treasury     Shareholders'
(In thousands)                                      Shares        Amount      Capital      Earnings      Stock     Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 2001                        40,479         $405      $146,139       $5,311     ($154,601)     ($2,746)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                      -            -             -       (5,718)            -       (5,718)
Conversion of convertible preferred securities           -            -           889            -         4,461        5,350
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                           40,479         $405      $147,028        ($407)    ($150,140)     ($3,114)
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)                                                                            Quarter Ended
-------------------------------------------------------------------------------------------------------------
                                                                                      Mar. 31,      Apr. 1,
                                                                                        2002         2001
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings (loss)                                                           $    (5,718)      (1,045)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities:
           Depreciation and amortization                                                5,088        6,144
           (Gain) loss on disposal of assets                                               86         (298)
           (Earnings) loss from discontinued operations                                  (134)      (2,576)
           Asset revaluation and other special charges                                      -          400
           Mark-to-market adjustment on interest rate swap                                861         (532)
           (Increase) decrease in assets:
                Accounts receivable                                                        56       (2,088)
                Inventories                                                               (30)         (44)
                Prepaid expenses and other                                                 54         (525)
            Increase (decrease) in liabilities:
                 Accounts payable                                                      (5,207)      (4,733)
                 Accrued liabilities                                                   (7,268)       7,007
                 Income taxes                                                          (1,187)      (1,991)
                 Other long-term liabilities                                              (96)        (170)
-------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) operating activities               (13,495)        (451)
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                               (1,060)      (4,967)
    Proceeds from disposal of assets and notes receivable, net                              -          956
    Additions to noncurrent assets                                                       (495)        (704)
-------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) investing activities                (1,555)      (4,715)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from revolving credit agreements                                          20,473        2,992
    Payment of financing costs                                                         (8,502)           -
    Principal payments on long-term debt                                                   (6)          (6)
    Settlement of interest rate swap agreement                                         (1,704)           -
    Reduction in letter of credit collateral                                            1,165            -
-------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) financing activities                11,426        2,986
-------------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                                      3,233        2,156
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                    (391)          (24)
Cash and cash equivalents at the beginning of the period                                 559           402
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                  $    168           378
=============================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001, except as disclosed herein. As discussed in Note 7, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in the first quarter of 2002. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

NOTE 2 - LONG-TERM DEBT AND LIQUIDITY

     On March 25, 2002, the Company completed a $75.0 million credit facility to replace its existing credit agreement. The facility, which matures on March 25, 2005, limits total borrowing capacity at any given time to an amount equal to two and one quarter times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization (EBITDA) as defined in the agreement. At March 31, 2002, the Company's trailing 12 months EBITDA, which excludes the 2001 operations of McCormick & Schmick's, (gain) loss on the disposal of assets, asset revaluation and other special charges, non-cash rent expense and preopening costs, totaled $25.9 million. The agreement provides a $35.0 million revolving credit facility, which may be used for working capital and general corporate purposes, and a $40.0 million term loan facility, which is limited to certain defined purposes, excluding working capital and capital expenditures. In certain circumstances, borrowings under the term loan facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions, casualty events, tax refunds and excess cash flow, each as defined in the credit agreement. In addition, the lender reserves the right to impose certain reserves against the Company's total borrowing availability under the facility which may limit the Company's availability on both the revolving and term loans. Irrespective of future borrowings, certain obligations will exist with respect to the agreement including anniversary fees of $1.1 million each year and an additional fee payable at maturity of $5.1 million. The loan is secured by substantially all of the Company's assets.

     The terms of the Company's new credit facility, senior and subordinated notes, $30.0 million master equipment lease and $28.4 million Hops sale-leaseback transaction include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets, (ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. In conjunction with the March 25, 2002 closing of the Company's refinanced credit facility, the Company terminated its interest rate swap agreement thereby eliminating any aforementioned restrictions on the Company contained in that agreement. In addition, in March 2002 the Company amended its master equipment lease agreement to substantially conform the covenants to the refinanced credit facility and also obtained an amendment of certain provisions contained in its sale-leaseback agreement. The Company was in compliance with the various provisions of its agreements at March 31, 2002.

     At March 31, 2002, $20.5 million of cash borrowings were outstanding under the revolving credit facility and no amounts were outstanding under the term loan facility. Subsequent to March 31, 2002, $8.8 million in restricted cash, which was held as collateral to secure letters of credit which secure the Company's insurance programs, was released and used to reduce the amount outstanding under the revolving credit facility. Under the new credit agreement, revolving loan capacity is used to secure the Company's letters of credit. At March 31, 2002, in addition to the $20.5 million of cash borrowings outstanding under the revolving facility, an additional $11.6 million of the facility was utilized for the Company's letters of credit and $2.9 million of the revolving facility remained unused and available.

     Principal financing sources in the first quarter of 2002 consisted of (i) proceeds of $12.0 million, net of expenses of $8.5 million, from the revolving credit agreement, (ii) proceeds of $3.7 million related to the McCormick & Schmick's divestiture and (iii) a $1.2 million partial refund of payments to collateralize letters of credit for the Company's self-insurance programs. The primary uses of funds consisted of (i) capital expenditures of $1.1 million,

(ii) settlement of the Company's interest rate swap agreement for $1.7 million and (iii) net cash used in operations of $13.5 million which included interest payments of $7.2 million primarily related to the Company's 11.75% senior subordinated notes and operating lease payments of $6.2 million.

     Interest payments totaling approximately $11.6 million on the Company's senior and subordinated notes are due semi-annually in each June and December. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred and the Company utilized these provisions with respect to its 2001 interest payments. These provisions will again be available to the Company, if needed, with respect to the June 2002 interest payments.

     The Company incurs various capital expenditures related to the maintenance of existing restaurants and restaurant equipment in addition to capital requirements  for developing new restaurants.  In 2002, the Company  anticipates opening six new restaurants including three Don Pablo's and three Hops restaurants. Capital requirements for the construction of these restaurants are expected to approximate $5 to $7 million with maintenance capital for existing restaurants expected to be an additional $11 to $13 million. Capital expenditures of $1.1 million for the first quarter of 2002 relate primarily to maintenance capital for existing restaurants. Capital expenditures in 2001 were $17.9 million and provided for the opening of three new restaurants, as well as maintenance capital for existing restaurants.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the quarters ended March 31, 2002 and April 1, 2001, the following supplements the consolidated statements of cash flows (amounts in thousands):


                                                           2002        2001
                                                      ------------ -------------
Interest paid (net of amounts capitalized)        $       7,236       2,952
Income taxes paid (refunded)                      $          62         241

     The increase in interest paid during the first quarter of 2002 compared to the first quarter of 2001 was primarily due to the January payment of the semi-annual interest due to holders of the Company's 11.75% senior subordinated notes, which was deferred from December 2001.

NOTE 4 - ASSET REVALUATION AND OTHER SPECIAL CHARGES

     In the first quarter of 2001, asset revaluation and other special charges totaled $0.4 million. These charges reflected severance costs associated with the elimination of certain management positions at the Company's corporate headquarters.

NOTE 5 - DISPOSAL OF ASSETS

     Loss on disposal of assets of $0.1 million for the quarter ended March 31, 2002 primarily reflects fees incurred in connection with the first quarter termination of the Company's interest rate swap agreement.

     Gain on disposal of assets for the quarter ended April 1, 2001 reflects gains recognized from the first quarter sale of one closed restaurant location and various other non-operating assets.

NOTE 6 - INCOME TAXES

     Income tax benefit represents the effective rate of benefit on loss before income taxes for the first quarter of 2002. The tax rate is based on the Company's expected rate for the full fiscal 2002 year.

NOTE 7 - DISCONTINUED OPERATIONS

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the requirement of APB Opinion No. 30, of reporting separately discontinued operations, to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS 144 in the first quarter of 2002 and reclassified its Canyon Cafe brand, which has been held for sale since December 30, 2001, and its McCormick & Schmick's brand, which was divested in August 2001, as discontinued operations for all periods presented in the consolidated financial statements.

     Net earnings from discontinued operations of $0.1 million for the quarter ended March 31, 2002 reflects (i) operating income of $0.2 million before asset revaluation and other special charges and (gain) loss on disposal of assets,
(ii) non-cash asset impairment charges of $0.7 million to reduce the carrying value of the assets of the Canyon Cafe brand to estimated fair value, and (iii) a gain on disposal of assets of $0.6 million which reflects adjustments to amounts receivable from the divestiture of McCormick & Schmick's.

     Net earnings from discontinued operations of $2.6 million for the quarter ended April 1, 2001 reflects (i) operating income of $3.8 million, before asset revaluation and other special charges and (gain) loss on disposal of assets,
(ii) a gain on disposal of assets of $0.5 million related to the sale of a closed Canyon Cafe location, (iii) goodwill amortization of $0.4 million related to McCormick & Schmick's and (iv) income tax expense of $1.3 million.

NOTE 8 - CONTINGENCIES

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

NOTE 9 - INTEREST RATE SWAP

     During the first quarter of 2002, the Company terminated its only interest rate swap agreement. The settlement or fair market value of the interest rate swap on the date of termination was $1.7 million. Prior to termination, mark-to-market adjustments of $0.9 million were recorded as an increase to interest expense, which increased the settlement or fair market value of the interest rate swap to $1.7 million from $0.8 million at December 30, 2001.

     At April 1, 2001, the settlement or fair market value of the interest rate swap was $6.7 million and is included in other long-term liabilities in the accompanying consolidated balance sheet. For the quarter ended April 1, 2001, mark-to-market adjustments of $0.5 million were recorded as a reduction of interest expense.

NOTE 10 - RELATED PARTY TRANSACTIONS

     At December 30, 2001, the Company held several notes receivable, one of which was secured by real estate, from Tom E. DuPree, Jr., Chairman of the Board and Chief Executive Officer of the Company (the "Chairman Notes" and the "Chairman"). At December 30, 2001, the due date of the Chairman Notes was June 30, 2002 with an interest rate of 11.5% payable at maturity. At December 30, 2001, total amounts owed to the Company under the Chairman Notes were $10.9 million in principal and $3.0 million in accrued interest. At that time, the Company recorded an allowance against the ultimate realization of amounts due totaling $11.1 million, yielding a net balance of $2.8 million, the fair value of the real estate collateral held by the Company.

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

NOTE 11 - GUARANTOR SUBSIDIARIES

     The Company's senior notes and revolving credit facility are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. Such indebtedness is not guaranteed by the Company's non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At March 31, 2002 and December 30, 2001, these partnerships in the non-guarantor subsidiaries operated 20 of the Company's restaurants. At April 1, 2001, these partnerships in the non-guarantor subsidiaries operated 60 of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of March 31, 2002 and December 30, 2001, and condensed consolidated statements of earnings and cash flows for the quarters ended March 31, 2002 and April 1, 2001 are provided for such guarantor and non-guarantor subsidiaries. Corporate costs associated with the maintenance of a centralized administrative function for the benefit of all Avado restaurants, as well as goodwill, have not been allocated to the non-guarantor subsidiaries. In addition, interest expense has not been allocated to the non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

Condensed Consolidated Statement of Earnings (Loss)
Quarter Ended March 31, 2002
                                                   Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                    $   105,665         13,849               -          119,514
Restaurant operating expenses                            97,782         12,447               -          110,229
General and administrative expenses                       5,784            632               -            6,416
(Gain) loss on disposal of assets                            86              -               -               86
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                          2,013            770               -            2,783
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                   (9,760)             -               -          (9,760)
Earnings (loss) before income taxes
   for continuing operations                             (7,747)           770               -          (6,977)
Income taxes                                             (1,252)           127               -          (1,125)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from continuing operations           (6,496)           644               -          (5,852)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from discontinued operations            134              -               -             134
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                                 $    (6,362)           644               -          (5,718)
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Earnings (Loss)
Quarter Ended April 1, 2001
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                   Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                     $    85,079        40,726               -          125,805
Restaurant operating expenses                             75,803        36,947               -          112,750
General and administrative expenses                        4,669         1,832               -            6,501
(Gain) loss on disposal of assets                           (298)            -               -             (298)
Other special charges                                        400             -               -              400
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                           4,505         1,947               -            6,452
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                   (11,578)         (245)              -          (11,823)
Earnings (loss) before income taxes
   for continuing operations                              (7,073)        1,702               -           (5,371)
Income taxes                                              (2,300)          550               -           (1,750)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from continuing operations            (4,773)        1,152               -           (3,621)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from discontinued operations           2,576             -               -            2,576
----------------------------------------------- ---------------- ----------------- --------------- ----------------
Net earnings (loss)                                  $    (2,197)        1,152               -           (1,045)
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
March 31, 2002
                                                    Guarantor      Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
ASSETS
Current assets                                   $        35,006           865               -           35,870
Premises and equipment, net                              258,001        24,562               -          282,563
Goodwill, net                                             34,920             -               -           34,920
Deferred income tax benefit                               11,620             -               -           11,620
Other assets                                              34,578            18               -           34,596
Intercompany investments                                  12,370             -        (12,370)                -
Intercompany advances                                     12,655             -        (12,655)                -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $       399,149        25,445        (25,025)          399,569
================================================ ================ ================= =============== ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $       100,244           419               -          100,663
Long-term liabilities                                    238,496             -               -          238,496
Intercompany payables                                          -        12,370        (12,370)                -
Convertible preferred securities                          63,524             -               -           63,524
Shareholders' equity                                     (3,114)        12,655        (12,655)          (3,114)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $       399,149        25,445        (25,025)          399,569
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
December 30, 2001
                                                    Guarantor      Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
ASSETS
Current assets                                   $        38,927           868               -           39,795
Premises and equipment, net                              260,957        24,856               -          285,813
Goodwill, net                                             34,920             -               -           34,920
Deferred income tax benefit                               11,620             -               -           11,620
Other assets                                              26,390            18               -           26,408
Intercompany investments                                  12,370             -         (12,370)               -
Intercompany advances                                     12,647             -         (12,647)               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $       397,831        25,742         (25,017)         398,556
================================================ ================ ================= =============== ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $       113,092           725               -          113,817
Long-term liabilities                                    218,926             -               -          218,926
Intercompany payables                                          -        12,370         (12,370)               -
Convertible preferred securities                          68,559             -               -           68,559
Shareholders' equity                                      (2,746)       12,647         (12,647)          (2,746)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $       397,831        25,742         (25,017)         398,556
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Quarter Ended March 31, 2002
                                                        Guarantor       Non-Guarantor
(In thousands)                                         Subsidiaries      Subsidiaries     Eliminations    Consolidated
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) operating activities   $  (14,610)           1,115               -           (13,495)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
   Capital expenditures                                     (917)            (143)              -            (1,060)
   Other investing activities                               (495)               -               -              (495)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing activities       (1,412)            (143)              -            (1,555)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
   Proceeds from revolving credit agreements              20,473                -               -            20,473
   Payment of financing costs                             (8,502)               -               -            (8,502)
   Principal payments on long-term debt                       (6)               -               -                (6)
   Reduction in letter of credit collateral                1,165                -               -             1,165
   Proceeds from (payment of) intercompany advances           (8)               8               -                 -
   Settlement of interest rate swap agreement             (1,704)               -               -            (1,704)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities       11,418                8               -            11,426
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash provided by (used in) discontinued operations         3,233                -               -             3,233
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents      (1,371)             980               -              (391)
Cash and equivalents at the beginning of the period          530               29               -               559
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period         $     (841)           1,009               -               168
====================================================  ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Quarter Ended April 1, 2001
                                                        Guarantor      Non-Guarantor
(In thousands)                                        Subsidiaries      Subsidiaries     Eliminations    Consolidated
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) operating activities  $    (4,672)           4,221               -              (451)
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
   Capital expenditures                                   (4,652)            (315)              -            (4,967)
   Proceeds from disposal of assets, net                     956                -               -               956
   Other investing activities                               (704)               -               -              (704)
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing activities       (4,400)            (315)              -            (4,715)
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
   Proceeds from revolving credit agreements               2,992                -               -              2,992
   Proceeds from (payment of) intercompany advances        3,816           (3,816)              -                  -
   Other financing activities                                 (6)               -               -                 (6)
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities        6,802           (3,816)              -              2,986
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash provided by (used in) discontinued operations         2,156                -               -              2,156
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents        (114)              90               -                (24)
Cash and equivalents at the beginning of the period          310               92               -                402
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period        $       196              182               -                378
==================================================== ================ ================= =============== ================

Item 2.

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      For the Quarter Ended March 31, 2002

Consolidated Overview of Operations

     Consolidated restaurant sales for the first quarter ended March 31, 2002 were $119.5 million compared to $125.8 million for the corresponding period of fiscal 2001. Declining revenues were primarily a result of a decrease in same-store sales at Don Pablo's and Hops and a decrease in operating capacity from the closure of four Don Pablo's restaurants at the end of the first quarter of fiscal 2001. Same-store-sales for the first quarter decreased by 4.5% at Don Pablo's and 2.6% at Hops as compared to the corresponding period of the prior year (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). Declining revenues were slightly offset by increased operating capacity from one new Hops restaurant opened in 2001.

     Consolidated operating income before asset revaluation and other special charges and gain/loss on the disposal of assets for the quarter ended March 31, 2002 was $2.9 million, compared to $6.6 million for the corresponding period of 2001. Decreased operating income for the quarter was predominately related to
(i) declining sales volumes which generated an increase in fixed operating expenses as a percentage of sales and (ii) higher operating expenses associated with increased marketing initiatives. Decreases in operating income were somewhat offset by (i) decreases in utility costs as a result of the unseasonably warm weather during the first quarter of 2002 and (ii) decreases in costs associated with new manager training at Don Pablo's and Hops.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the requirement of APB Opinion No. 30, of reporting separately discontinued operations, to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS 144 in the first quarter of 2002 and reclassified its Canyon Cafe brand, which has been held for sale since December 2001, and its McCormick & Schmick's brand, which was divested in August 2001, as discontinued operations for all periods presented in the consolidated financial statements.

Restaurant Operating Expenses

     The following table sets forth the percentages, which certain items of income and expense bear to total restaurant sales for the Company's continuing operations for the quarters ended March 31, 2002 and April 1, 2001.

--------------------------------------------- ----------------- ----------------
                                                  Quarter           Quarter
                                                   Ended             Ended
                                               Mar. 31, 2002      Apr. 1, 2001
--------------------------------------------- ----------------- ----------------
Restaurant sales:
     Don Pablo's                                         57.9%             58.6%
     Hops                                                42.1%             41.4%
--------------------------------------------- ----------------- ----------------
         Total restaurant sales                         100.0%            100.0%
--------------------------------------------- ----------------- ----------------
Restaurant operating expenses:
     Food and beverage                                   28.4%             27.9%
     Payroll and benefits                                33.0%             32.1%
     Depreciation and amortization                        3.4%              3.7%
     Other operating expenses                            27.4%             26.0%
--------------------------------------------- ----------------- ----------------
         Total restaurant operating expenses             92.2%             89.6%
--------------------------------------------- ----------------- ----------------
Income from restaurant operations                         7.8%             10.4%

General and administrative expenses                       5.4%              5.2%
--------------------------------------------- ----------------- ----------------
Operating income before special charges and
     and (gain) loss on disposal of assets                2.4%              5.2%
============================================= ================= ================

     Restaurant operating expenses for the quarter ended March 31, 2002 were 92.2% of sales compared to 89.7% for the corresponding period of 2001. The resulting decrease in restaurant operating margins for the quarter was predominately due to increases in operating expenses generated by (i) declining sales volumes which generated an increase in fixed operating expenses as a percentage of sales and (ii) ongoing advertising strategies designed to build sales volumes over time at Don Pablo's and Hops which increased advertising expenditures to 6.9% and 7.1% of sales at Don Pablo's and Hops, respectively, compared to 5.4% and 4.6%, respectively, for the same periods of 2001. Decreases in operating margins were somewhat offset by (i) decreases in utility costs as a result of the unseasonably warm weather during the first quarter of 2002 and
(ii) decreases in costs associated with new manager training at Don Pablo's and Hops.

General and Administrative Expenses

     General and administrative expenses for the quarter ended March 31, 2002 were 5.4% of sales compared to 5.2% of sales for the corresponding period of 2001. The resulting increase in general and administrative expenses as a percent of sales is a result of decreased leverage on fixed overhead costs due to declining sales volumes.

Discontinued Operations

     Net earnings from discontinued operations of $0.1 million for the quarter ended March 31, 2002 reflects (i) operating income of $0.2 million before asset revaluation and other special charges and (gain) loss on disposal of assets,
(ii) non-cash asset impairment charges of $0.7 million to reduce the carrying value of the assets of the Canyon Cafe brand to estimated fair value, and (iii) a gain on disposal of assets of $0.6 million which reflects adjustments to amounts receivable from the divestiture of McCormick & Schmick's.

     Net earnings from discontinued operations of $2.6 million for the quarter ended April 1, 2001 reflect (i) operating income of $3.8 million, before asset revaluation and other special charges and gain on disposal of assets, (ii) a gain on disposal of assets of $0.5 million related to the sale of a closed Canyon Cafe location, (iii) goodwill amortization of $0.4 million related to McCormick & Schmick's and (iv) income tax expense of $1.3 million.

Interest and Other Expenses

     Net interest expense for the quarter ended March 31, 2002 was $8.2 million compared to $9.0 million for the corresponding period of the prior year. Decreased interest expense was primarily due to the divestiture of McCormick & Schmick's, the proceeds of which were used to repay $95.8 million outstanding under the Company's revolving credit facility during the third quarter of 2001. Decreases in interest expense were somewhat offset by unfavorable mark-to-market adjustments under a fixed-to-floating interest rate swap agreement, which was terminated on March 25, 2002, and by increased interest charges related to past due sales and use, property and other taxes.

     Distribution expense on preferred securities relates to the Company's $3.50 term convertible securities with a liquidation preference of $50 per security and convertible into 3.3801 shares of Avado Brands common stock for each security (the "Convertible Preferred Securities"). Expenses related to these securities decreased as a result of the conversion of 86,128 of the securities into 291,115 shares of common stock issued from treasury stock during 2001, coupled with 100,700 additional conversions in the first quarter of 2002. The Company has the right to defer quarterly distribution payments on the
Convertible Preferred Securities for up to 20 consecutive quarters and has deferred all such payments beginning with the December 1, 2000 payment until December 1, 2005. The Company may pay all or any part of the interest accrued during the extension period at any time.

     Loss on disposal of assets of $0.1 million for the quarter ended March 31, 2002 primarily reflects fees incurred in connection with the first quarter termination of the Company's interest rate swap agreement.

     During the quarter ended March 31, 2002, other expenses related primarily to the incurrence of various tax penalties. The decrease in other expenses for the quarter ended March 31, 2002 is primarily related to the non-amortization of goodwill as a result of the Company's first quarter 2002 adoption of SFAS 142 , "Goodwill and Other Intangible Assets". For the quarter ended April 1, 2001, the Company recorded goodwill amortization of $0.9 million.

     Income tax benefit represents the effective rate of benefit on loss before income taxes for the first quarter of 2002. The tax rate is based on the Company's expected rate for the full fiscal 2002 year.

Liquidity  and Capital Resources

     Generally, the Company operates with negative working capital since substantially all restaurant sales are for cash while payment terms on accounts payable typically range from 0 to 45 days. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of new restaurant openings and the timing of settlement of liabilities. Decreases in accounts payable during the first quarter occurred as a result of a planned reduction in various outstanding obligations with borrowings from the Company's $75.0 million refinanced credit facility. Decreases in accrued liabilities during the first quarter occurred primarily as a result of the payment of previously deferred payments related to sales, use, property and other taxes.

     On March 25, 2002, the Company completed a $75.0 million credit facility to replace its existing credit agreement. The facility, which matures on March 25, 2005, limits total borrowing capacity at any given time to an amount equal to two and one quarter times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization (EBITDA) as defined in the agreement. At March 31, 2002, the Company's trailing 12 months EBITDA, which excludes the 2001 operations of McCormick & Schmick's, (gain) loss on the disposal of assets, asset revaluation and other special charges, non-cash rent expense and preopening costs, totaled $25.9 million. The agreement provides a $35.0 million revolving credit facility, which may be used for working capital and general corporate purposes, and a $40.0 million term loan facility, which is limited to certain defined purposes, excluding working capital and capital expenditures. At In certain circumstances, borrowings under the term loan facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions, casualty events, tax refunds and excess cash flow, each as defined in the credit agreement. In addition, the lender reserves the right to impose certain reserves against the Company's total borrowing availability under the facility which may limit the Company's availability on both the revolving and term loans. Irrespective of future borrowings, certain obligations will exist with respect to the agreement including anniversary fees of $1.1 million each year and an additional fee payable at maturity of $5.1 million. The loan is secured by substantially all of the Company's assets.

     The terms of the Company's new credit facility, senior and subordinated notes, $30.0 million master equipment lease and $28.4 million Hops sale-leaseback transaction also include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets, (ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios,
(iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. In conjunction with the March 25, 2002 closing of the Company's refinanced credit facility, the Company terminated its interest rate swap agreement thereby eliminating any aforementioned restrictions on the Company contained in that agreement. In addition, in March 2002 the Company amended its master equipment lease agreement to substantially conform the covenants to the refinanced credit facility and also obtained an amendment of certain provisions contained in its sale-leaseback agreement. The Company was in compliance with the various provisions of its agreements at March 31, 2002.

     At March 31, 2002, $20.5 million of cash borrowings were outstanding under the revolving credit facility and no amounts were outstanding under the term loan facility. Subsequent to March 31, 2002, $8.8 million in restricted cash, which was held as collateral to secure letters of credit which secure the Company's insurance programs, was released and used to reduce the amount outstanding under the revolving credit facility. Under the new credit agreement, revolving loan capacity is used to secure the Company's letters of credit. At March 31, 2002, in addition to the $20.5 million of cash borrowings outstanding under the revolving facility, an additional $11.6 million of the facility was utilized for the Company's letters of credit and $2.9 million of the revolving facility remained unused and available.

     Principal financing sources in the first quarter of 2002 consisted of (i) proceeds of $12.0 million, net of expenses, from the revolving credit agreement,
(ii) net proceeds of $3.7 million from the sale of other assets and (iii) a $1.2 million partial refund of payments to collateralize letters of credit for the Company's self-insurance programs. The primary uses of funds consisted of (i) capital expenditures of $1.1 million, (ii) settlement of the Company's interest rate swap agreement for $1.7 million and (iii) net cash used in operations of $13.5 million which included interest payments of $7.2 million primarily related to the Company's 11.75% senior subordinated notes and operating lease payments of $6.2 million.

     Interest payments totaling approximately $11.6 million on the Company's senior and subordinated notes are due semi-annually in each June and December. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred and the Company utilized these provisions with respect to its 2001 interest payments. These provisions will again be available to the Company, if needed, with respect to the June 2002 interest payments.

     The Company incurs various capital expenditures related to the maintenance of existing restaurants and restaurant equipment in addition to capital requirements  for developing new restaurants.  In 2002, the Company  anticipates opening six new restaurants including three Don Pablo's and three Hops restaurants. Capital requirements for the construction of these restaurants are expected to approximate $5 to $7 million with maintenance capital for existing restaurants expected to be an additional $11 to $13 million. Capital expenditures for the first quarter of 2002 of $1.1 million relate primarily to maintenance capital for existing restaurants. Capital expenditures in 2001 were $17.9 million and provided for the opening of three new restaurants, as well as maintenance capital for existing restaurants.

     The Company is also exposed to certain contingent payments. Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. Provisions for losses estimated under these programs are recorded based on estimates of the aggregate liability for claims incurred. For the quarter ended March 31, 2002, claims paid under the Company's self-insurance programs totaled $1.8 million. In addition, at March 31, 2002, the Company was contingently liable for letters of credit aggregating approximately $11.6 million, relating to its insurance programs.

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

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at that date. The Company adopted SFAS 142 effective at the beginning of its fiscal 2002 year. As a result of the adoption of SFAS 142, no amortization expense related to the Company's intangible assets was recorded during the first quarter of 2002 compared to $0.9 million, which was recorded during the first quarter of 2001.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002. The Company is assessing the impact of adoption of the statement on its consolidated financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the requirement of APB Opinion No. 30, of reporting separately discontinued operations, to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS 144 in the first quarter of 2002 and reclassified its Canyon Cafe brand, which has been held for sale since December 30, 2001, and its McCormick & Schmick's brand, which was divested in August 2001, as discontinued operations for all periods presented in the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Historically the Company's exposure to interest rate risk has related primarily to variable U.S.-based rates and foreign-based rate obligations on the Company's revolving credit agreement and a fixed to floating interest rate swap agreement. Interest swap agreements have historically been utilized to manage overall borrowing costs and balance fixed and floating interest rate obligations. As of March 25, 2002 the Company terminated the one such swap agreement it had in place and no further obligation remains after that date.

     The Company purchases certain commodities such as beef, chicken, flour and cooking oil. Purchases of these commodities are generally based on vendor agreements, which often contain contractual features that limit the price paid by establishing price floors or caps. As commodity price aberrations are generally short-term in nature and have not historically had a significant impact on operating performance, financial instruments are not used to hedge commodity price risk.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

     10.1 Second Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc.,as Borrower, the lenders signatory hereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent

     10.2 Eighth amendment, dated as of March 25, 2002, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Avado Brands, Inc., as lessee, Fargo Bank Notthwest National Association, formerly known as First Security Bank, National Association as lessor, SunTrust Bank, as administrative agent, and the holders and lenders signatory thereto.

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





                                                      Avado Brands, Inc.
                                                         (Registrant)




Date:   May 3, 2002
                                                 By: /s/ Tom E. DuPree, Jr.
                                                 -------------------------------
                                                     Tom E. DuPree, Jr.
                                                     Chief Executive Officer
                                                     and Chairman of the Board