Form 10-Q
period 2002-06-30
AVADO BRANDS INC
filed 2002-08-13
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________

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


                                  706-342-4552
                    ---------------------------------------
              (Registrant's telephone number, including area code)

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


     As of August 9, 2002, there were 33,101,929 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002


                                      INDEX


Part I - Financial Information

     Item 1 - Consolidated Financial Statements:

              Consolidated Statements of Earnings(Loss).......................3

              Consolidated Balance Sheets.....................................4

              Consolidated Statements of Shareholders' Equity (Deficit)
              and Comprehensive Income........................................5

              Consolidated Statements of Cash Flows...........................6

              Notes to Consolidated Financial Statements......................7

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................16

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....22


Part II - Other Information

     Item 4 - Submission of Matters to a Vote of Security Holders............23

     Item 6 - Exhibits and Reports on Form 8-K...............................23

Signature....................................................................24

Avado Brands, Inc.
Consolidated Statements of Earnings (Loss)
(Unaudited)
(In thousands, except per share data)                                   Quarter Ended                  Six Months Ended
---------------------------------------------------------------------------------------------   ----------------------------
                                                                  June 30,         July 1,         June 30,        July 1,
                                                                    2002             2001            2002            2001
--------------------------------------------------------------------------------------------    ----------------------------
Restaurant sales:
    Don Pablo's                                               $     69,539           73,484         138,755         147,155
    Hops                                                            46,271           48,081          96,569         100,215
--------------------------------------------------------------------------------------------    ----------------------------
          Total restaurant sales                                   115,810          121,565         235,324         247,370
--------------------------------------------------------------------------------------------    ----------------------------
Restaurant operating expenses:
    Food and beverage                                               32,554           34,067          66,444          69,156
    Payroll and benefits                                            39,007           39,628          78,488          79,976
    Depreciation and amortization                                    3,974            4,752           8,034           9,380
    Other operating expenses                                        30,827           33,293          63,625          65,978
--------------------------------------------------------------------------------------------    ----------------------------
          Total restaurant operating expenses                      106,362          111,740         216,591         224,490
--------------------------------------------------------------------------------------------    ----------------------------
General and administrative expenses                                  6,576            6,794          12,992          13,295
Loss on disposal of assets                                              15              435             101             137
Asset revaluation and other special charges                          4,448              850           4,448           1,250
--------------------------------------------------------------------------------------------    ----------------------------
Operating income (loss)                                             (1,591)           1,746           1,192           8,198
--------------------------------------------------------------------------------------------    ----------------------------
Other income (expense):
    Interest expense, net                                           (8,084)         (10,347)        (16,317)        (19,378)
    Distribution expense on preferred securities                      (807)          (1,202)         (1,922)         (2,446)
    Gain on debt extinguishment                                     26,783                -          26,783               -
    Other, net                                                         201           (3,331)           (211)         (4,879)
--------------------------------------------------------------------------------------------    ----------------------------
          Total other income (expense)                              18,093          (14,880)          8,333         (26,703)
--------------------------------------------------------------------------------------------    ----------------------------
Earnings (loss) from continuing operations
   before income taxes                                              16,502          (13,134)          9,525         (18,505)
Income tax expense (benefit)                                         1,500           (4,375)            375          (6,125)
--------------------------------------------------------------------------------------------     ----------------------------
Net earnings (loss) from continuing operations                      15,002           (8,759)          9,150         (12,380)
--------------------------------------------------------------------------------------------     ----------------------------
Discontinued operations:
   Earnings (loss) from discontinued operations, net of tax           (406)           3,910            (272)          6,486
--------------------------------------------------------------------------------------------     ----------------------------
Net earnings (loss)                                           $     14,596           (4,849)          8,878          (5,894)
============================================================================================     ===========================
Basic earnings (loss) per common share:
    Basic earnings (loss) from continuing operations          $       0.49            (0.31)           0.31           (0.44)
    Basic earnings (loss) from discontinued operations               (0.01)            0.14           (0.01)           0.23
--------------------------------------------------------------------------------------------     ---------------------------
Basic earnings (loss) per common share                        $       0.48            (0.17)           0.30           (0.21)
============================================================================================     ===========================
Diluted earnings (loss) per common share:
    Diluted earnings (loss) from continuing operations        $       0.46            (0.31)           0.30           (0.44)
    Diluted earnings (loss) from discontinued operations             (0.01)            0.14           (0.01)           0.23
--------------------------------------------------------------------------------------------     ---------------------------
Diluted earnings (loss) per common share                      $       0.45            (0.17)           0.29           (0.21)
============================================================================================     ===========================

See accompanying notes to consolidated financial statements

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)
---------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,          Dec. 30,
                                                                                           2002             2001
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
       Cash and cash equivalents                                                    $          934              559
       Restricted cash                                                                           -            9,978
       Accounts receivable                                                                   6,041           10,723
       Inventories                                                                           5,752            5,870
       Prepaid expenses and other                                                            3,531            2,928
       Assets held for sale                                                                  8,945            9,737
---------------------------------------------------------------------------------------------------------------------
            Total current assets                                                            25,203           39,795

Premises and equipment, net                                                                275,266          285,813
Goodwill, net                                                                               34,920           34,920
Deferred income tax benefit                                                                 11,620           11,620
Other assets                                                                                32,906           26,408
---------------------------------------------------------------------------------------------------------------------
                                                                                    $      379,915          398,556
=====================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
       Accounts payable                                                             $        9,840           15,766
       Accrued liabilities                                                                  45,156           64,265
       Current installments of long-term debt                                                   26               13
       Income taxes                                                                         34,021           33,773
---------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                       89,043          113,817

Long-term debt                                                                             213,045          215,815
Other long-term liabilities                                                                  2,076            3,111
---------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                              304,164          332,743
---------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
        Brands, Inc. 7% convertible subordinated debentures
        due March 1, 2027                                                                    3,179           68,559

Shareholders' equity:
       Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
           none issued                                                                           -                -
       Common stock, $0.01 par value. Authorized - 75,000,000 shares;
           issued - 40,478,760 shares in 2002 and 2001;
           outstanding - 33,101,929 shares in 2002 and 28,682,140 shares in 2001               405              405
       Additional paid-in capital                                                          154,637          146,139
       Retained earnings                                                                    14,189            5,311
       Treasury stock at cost; 7,376,831 shares in 2002 and 11,796,620 in 2001             (96,659)        (154,601)
---------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                                      72,572           (2,746)
---------------------------------------------------------------------------------------------------------------------
                                                                                    $      379,915          398,556
=====================================================================================================================

See accompanying notes to consolidated financial statements

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income
(Unaudited)

                                                                         Additional                               Total
                                                      Common Stock         Paid-in     Retained    Treasury    Shareholders'
(In thousands)                                    Shares       Amount      Capital     Earnings      Stock    Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 2001                         40,479         $405    $146,139     $5,311   ($154,601)      ($2,746)
------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                       -            -           -     (5,718)          -        (5,718)
Conversion of convertible preferred securities            -            -         889          -       4,461         5,350
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                            40,479          405     147,028       (407)   (150,140)       (3,114)
------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                       -            -           -     14,596           -        14,596
Conversion of convertible preferred securities            -            -       7,609          -      53,481        61,090
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                             40,479         $405    $154,637    $14,189    ($96,659)      $72,572
==============================================================================================================================

See accompanying notes to consolidated financial statements

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)                                                                                 Six Months Ended
------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,           July 1,
                                                                                             2002               2001
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net earnings (loss)                                                          $         8,878            (5,894)
       Adjustments to reconcile net earnings (loss) to net cash
            provided by operating activities:
                Depreciation and amortization                                                10,775            12,561
                Gain on debt extinguishment                                                 (26,783)                -
                Asset revaluation and other special charges                                   4,448             1,250
                (Gain) loss on disposal of assets                                               101               136
                (Earnings) loss from discontinued operations                                    272            (6,486)
                Mark-to-market adjustment on interest rate swap                                 861               (86)
                (Increase) decrease in assets:
                     Accounts receivable                                                        (26)           (1,587)
                     Inventories                                                                118              (263)
                     Prepaid expenses and other                                                 514            (3,565)
                Increase (decrease) in liabilities:
                      Accounts payable                                                       (5,511)           (8,968)
                      Accrued liabilities                                                   (19,462)           11,125
                      Income taxes                                                              248            (6,318)
                      Other long-term liabilities                                              (192)              207
------------------------------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) operating activities         (25,759)           (7,888)
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                                  (3,340)           (5,705)
       Proceeds from disposal of assets and notes receivable, net                                 -             5,389
       Additions to noncurrent assets                                                          (886)           (1,754)
------------------------------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) investing activities          (4,226)           (2,070)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from (repayment of) revolving credit agreements                              18,127             4,993
       Proceeds from (repayment of) term credit agreement                                    12,898                 -
       Payment of financing costs                                                            (8,502)                -
       Payment of long-term debt                                                             (5,584)                -
       Principal payments on long-term debt                                                     (13)              (13)
       Settlement of interest rate swap agreement                                            (1,704)                -
       Reduction in letter of credit collateral                                               9,978                 -
------------------------------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) financing activities          25,200             4,980
------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                                            5,160             4,960
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                            375               (18)
Cash and cash equivalents at the beginning of the period                                        559               402
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                 $            934               384
========================================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001, except as disclosed herein. The Company adopted Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in the first quarter of 2002. The Company also adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in the second quarter of 2002. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

NOTE 2 - LONG-TERM DEBT AND LIQUIDITY

     On March 25, 2002, the Company completed a $75.0 million credit facility to replace its existing credit agreement. The facility, which matures on March 25, 2005, limits total borrowing capacity at any given time to an amount equal to two and one quarter times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters ("Borrowing Base EBITDA"). The calculation of Borrowing Base EBITDA excludes the 2001 operations of McCormick & Schmick's, gains and losses on the disposal of assets, asset revaluation and other special charges, non-cash rent expense and preopening costs. The agreement provides a $35.0 million revolving credit facility, which may be used for working capital and general corporate purposes, and a $40.0 million term loan facility, which is limited to certain defined purposes, excluding working capital and capital expenditures. In certain circumstances, borrowings under the term loan facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions, casualty events, tax refunds and excess cash flow, each as defined in the credit agreement. In addition, the lender reserves the right to impose certain reserves against the Company's total borrowing availability under the facility which may limit the Company's availability on both the revolving and term loans. Lender imposed reserves against the Company's total borrowing availability, as of June 30, 2002, were $4.2 million. Subsequent to June 30, 2002, the lender reserve amount was reduced to $3.1 million. Irrespective of future borrowings, certain obligations will exist with respect to the agreement including annual anniversary fees of $1.1 million and an additional fee payable at maturity of $5.1 million. The loan is secured by substantially all of the Company's assets.

     During the second quarter of 2002, Borrowing Base EBITDA was $25.9 million, resulting in a maximum borrowing capacity of $58.3 million. At June 30, 2002, the Company's trailing 12 months EBITDA totaled $24.7 million. Accordingly, the Company's maximum borrowing capacity will be adjusted from $58.3 million to $55.7 million in conjunction with the Company's filing of its quarterly reports with the lender on or before August 14, 2002. At June 30, 2002, $18.1 million of cash borrowings were outstanding under the revolving portion of the Company's credit facility and $12.9 million was outstanding under the term portion of the facility. During the first half of 2002, $10.0 million in restricted cash, which was held as collateral to secure letters of credit which secure the Company's insurance programs, was released and used to reduce the outstanding cash borrowings under the revolving credit facility. Under the new credit agreement, revolving loan capacity is used to secure the Company's letters of credit. At June 30, 2002, in addition to the $18.1 million of cash borrowings outstanding under the revolving facility, an additional $14.9 million of the facility was utilized to secure letters of credit and $2.0 million of the revolving facility remained unused and available. At June 30, 2002, $6.2 million remained unused and available under the Company's term loan facility. As a result of the upcoming reduction in the Company's borrowing base, which will be somewhat offset by the $1.1 million lender reserve reduction, availability on the term facility will be reduced by $1.5 million on or before August 14, 2002, while availability on the revolving facility will remain unchanged.

     Borrowings under the term loan facility during the second quarter included $7.5 million (including approximately $1.9 million in accrued interest) to repurchase $34.2 million in face value of the Company's outstanding 11.75% Senior Subordinated Notes, due June 2009. After a $1.8 million write-off primarily of deferred loan costs and unamortized initial issue discount, the Company recorded a gain on the extinguishment of $26.8 million. An additional $5.4 million of term loan proceeds were used during the second quarter to make a one-time payment of accrued interest, equal to $4.25 per share, to holders of the Company's $3.50 term convertible securities, due March 2027 (the "TECONS"). The payment was conditional upon the holders of at least 90% of the outstanding TECONS agreeing to convert their securities into shares of common stock of the Company pursuant to the terms of the TECONS. According to the terms of the securities, each TECON can be converted, at the holders' option, into 3.3801 shares of common stock. During the second quarter, holders representing approximately 95% of the outstanding securities agreed to the terms of the offer and, in connection with the $5.4 million payment, 1,200,391 TECONS were converted into 4,057,442 shares of the Company's common stock. As a result of this transaction, the outstanding balance of the TECONS was reduced by $60.0 million. Subsequent to the end of the second quarter, an additional $3.2 million was borrowed under the term loan facility to repurchase $17.9 million in face value of the Company's outstanding 11.75% Senior Subordinated Notes.

     Principal financing sources in the first half of 2002 consisted of (i) term loan proceeds of $12.9 million, (ii) proceeds from the revolving credit agreement of $9.6 million, net of financing costs of $8.5 million, (iii) a $10.0 million refund of payments to collateralize letters of credit for the Company's self-insurance programs and (iv) proceeds of $5.2 million from discontinued operations related primarily to the McCormick & Schmick's divestiture. The primary uses of funds consisted of (i) net cash used in operations of $25.8 million which included interest payments of $20.7 million primarily related to the Company's 9.75% senior notes, 11.75% senior subordinated notes and the one-time TECON payment, in addition to operating lease payments of $12.5 million, (ii) $5.6 million for the repurchase of $34.2 million in face value of the Company's outstanding 11.75% Senior Subordinated Notes, (iii) capital expenditures of $3.3 million, and (iv) settlement of the Company's interest rate swap agreement for $1.7 million.

     Interest  payments on the Company's senior and  subordinated  notes are due semi-annually in each June and December. Prior to the Company's repurchase of $52.1 million in face value of its outstanding 11.75% Senior Subordinated Notes, the Company's semi-annual interest payments totaled approximately $11.6 million. Subsequent to the repurchase, the Company's semi-annual interest payments will total approximately $8.5 million. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred and the Company utilized these provisions with respect to its June 2002 interest payments as well as its June and December 2001 interest payments. These provisions will again be available to the Company, if needed, with respect to the December 2002 interest payments.

     The terms of the Company's new credit facility, senior and subordinated notes, $30.0 million master equipment lease and $28.4 million Hops sale-leaseback transaction include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets, (ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. In conjunction with the March 25, 2002 closing of the Company's refinanced credit facility, the Company terminated its interest rate swap agreement thereby eliminating any aforementioned restrictions on the Company contained in that agreement. In addition, in March 2002 the Company amended its master equipment lease agreement to substantially conform the covenants to the refinanced credit facility and also obtained an amendment of certain provisions contained in its sale-leaseback agreement. In June 2002, the Company also obtained an amendment to its new credit agreement which allowed the Company to use proceeds from the term loan facility to make the one-time payment of accrued interest related to the TECONS. The amendment also increased the interest rate on revolving loans by 1.5% and increased the fees related to letter of credit accommodations by 1.0%. The Company was in compliance with the various provisions of its agreements at June 30, 2002.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. In 2002, the Company anticipates opening two to four new restaurants. Capital requirements for the construction of these restaurants are expected to approximate $2 to $3 million with capital for existing restaurants expected to be an additional $5 to $6 million. Capital expenditures of $3.3 million for the first half of 2002 relate primarily to capital spending for existing restaurants. Capital expenditures in 2001 were $17.9 million and provided for the opening of three new restaurants, as well as capital for existing restaurants.

     The Company's 1998 Federal income tax returns are currently in the early stages of an audit by the Internal Revenue Service. The Company believes its recorded liability for income taxes is adequate to cover its exposure that may result from the ultimate resolution of the audit. Although no assessment has been made, in the event the Company is required to pay its recorded liability, or additional income taxes and related interest amounts become due, the Company's liquidity position would be negatively impacted. The Company anticipates that any significant amounts due would be payable over time.

     As described herein, the Company has a number of situations which could result in amounts due when the Company does not have sufficient availability from working capital or under its borrowing arrangements to satisfy such liabilities. Material adverse changes in the Company's assessment of these matters could have a negative impact on the Company's liquidity.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the six months ended June 30, 2002 and July 1, 2001, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                        2002          2001
                                                     ----------    ----------
     Interest paid (net of amounts capitalized)   $    15,285        11,501
     Distributions paid on preferred securities   $     5,372             -
     Income taxes paid (refunded)                 $       127           193

NOTE 4 - ASSET REVALUATION AND OTHER SPECIAL CHARGES

     Asset revaluation and other special charges of $4.4 million in 2002, which were predominately non-cash, were the result of the second quarter decision to close two Don Pablo's restaurants and two Hops restaurants as well as the decision to write-off various capitalized costs related to future restaurant development. The aforementioned restaurants were subsequently closed in July 2002.

     In the first six months of 2001, asset revaluation and other special charges totaled $1.3 million. These charges included $0.7 million in severance costs associated with the elimination of certain management positions at the Company's corporate headquarters and $0.6 million related to an abandoned site.

NOTE 5 - DISPOSAL OF ASSETS

     Loss on disposal of assets of $0.1 million for the six months ended June 30, 2002 primarily reflects fees incurred in connection with the first quarter termination of the Company's interest rate swap agreement.

     Loss on disposal of assets of $0.1 million for the six months ended July 1, 2001 reflects the net result of the sale of an office facility in Bedford, Texas and the sale of various other closed restaurant properties and miscellaneous assets.

NOTE 6 - GAIN ON DEBT EXTINGUISHMENT

     Gain on debt extinguishment for the quarter and six months ended June 30, 2002 reflects the retirement of $34.2 million in face value of the Company's 11.75% Senior Subordinated Notes for $5.6 million plus $1.9 million in accrued interest. After a $1.8 million write-off primarily of deferred loan costs and unamortized initial issue discount, the Company recorded a gain on the extinguishment of $26.8 million.

NOTE 7 - INCOME TAXES

     Income tax expense represents the effective rate of expense on earnings before income taxes for the first six months of 2002. The tax rate is based on the Company's expected rate for the full fiscal 2002 year.

NOTE 8 - DISCONTINUED OPERATIONS

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

     Net loss from discontinued operations of $0.4 million for the quarter ended June 30, 2002 primarily reflects a loss on disposal of assets related to the closure and sale of a Canyon Cafe location.

     Net loss from discontinued operations of $0.3 million for the six months ended June 30, 2002 reflects (i) operating income of $0.2 million before asset revaluation and other special charges and (gain) loss on disposal of assets,
(ii) non-cash asset impairment charges of $0.7 million to reduce the carrying value of the assets of the Canyon Cafe brand to estimated fair value, and (iii) a gain on disposal of assets of $0.2 million which reflects adjustments to amounts receivable from the divestiture of McCormick & Schmick's which were partially offset by a loss on disposal of assets related to the sale of a Canyon Cafe location.

     Net earnings from discontinued operations of $3.9 million for the quarter ended July 1, 2001 reflects (i) operating income of $6.2 million, before asset revaluation and other special charges and (gain) loss on disposal of assets,
(ii) goodwill  amortization of $0.4 million related to McCormick & Schmick's and
(iii) income tax expense of $1.9 million. Net earnings from discontinued operations of $6.5 million for the six months ended July 1, 2001 reflects (i) operating income of $10.0 million, before asset revaluation and other special charges and (gain) loss on disposal of assets, (ii) a gain on disposal of assets of $0.5 million related to the sale of a closed Canyon Cafe location, (iii) goodwill amortization of $0.8 million related to McCormick & Schmick's and (iv) income tax expense of $3.2 million.

NOTE 9 - CONTINGENCIES

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

NOTE 10 - INTEREST RATE SWAP

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

     At July 1, 2001, the settlement or fair market value of the interest rate swap was $8.8 million and is included in other long-term liabilities in the accompanying consolidated balance sheet. For the six months ended July 1, 2001, mark-to-market adjustments of $0.1 million were recorded as a reduction of interest expense.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

     In conjunction with the Company's July 10, 2002 payment of the semi-annual interest due to holders of its Sub Notes, the Chairman made a simultaneous payment of principal and interest under the New Chairman Note in the amount of $0.8 million. As a result, the principal balance of the New Chairman Note was reduced to $13.7 million.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

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

     The following table discloses the Company's earnings (loss), assuming it excluded goodwill amortization for the periods ended:

                                                                  Quarter Ended                 Six Months Ended
-----------------------------------------------------------------------------------------  --------------------------
                                                             June 30,        July 1,          June 30,      July 1,
                                                               2002            2001             2002         2001
-----------------------------------------------------------------------------------------  --------------------------
Net earnings (loss)                                         $ 14,596         (4,849)            8,878      (5,894)
Add back:
  Goodwill amortization, net of income taxes                       -            458                 -         915
  Trademark amortization, net of income taxes                      -              3                 -           5
-----------------------------------------------------------------------------------------  --------------------------
  Adjusted net earnings (loss)                              $ 14,596         (4,388)            8,878      (4,974)
=========================================================================================  ==========================

Basic earnings (loss) per share:                            $   0.48          (0.17)             0.30       (0.21)
Add back:
  Goodwill amortization, net of income taxes                       -           0.02                 -        0.03
  Trademark amortization, net of income taxes                      -           0.00                 -        0.00
-----------------------------------------------------------------------------------------  --------------------------
  Adjusted basic earnings (loss) per share                  $   0.48          (0.15)             0.30       (0.18)
=========================================================================================  ==========================

Diluted earnings (loss) per share:                          $   0.45          (0.17)             0.29       (0.21)
Add back:
  Goodwill amortization, net of income taxes                       -           0.02                 -        0.03
  Trademark amortization, net of income taxes                      -           0.00                 -        0.00
------------------------------------------------------------------------------------------  --------------------------
  Adjusted diluted earnings (loss) per share                $   0.45          (0.15)             0.29       (0.18)
==========================================================================================  ==========================

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections which will not have a material impact on the Company. The provisions of the statement related to the treatment of debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002. The Company elected to adopt SFAS 145 in the second quarter of 2002. As a result of the application of the statement, the Company's $26.8 million gain related to the repurchase of $34.2 million of its 11.75% Senior Subordinated Notes was not presented as an extraordinary item in the accompanying Consolidated Statements of Earnings (Loss). The Company has not reported any extraordinary losses in prior periods and, accordingly, no prior period reclassifications were required.

NOTE 13 - GUARANTOR SUBSIDIARIES

     The Company's senior notes and revolving credit facility are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. Such indebtedness is not guaranteed by the Company's non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At June 30, 2002 and December 30, 2001, these partnerships in the non-guarantor subsidiaries operated 20 of the Company's restaurants. At July 1, 2001, these partnerships in the non-guarantor subsidiaries operated 60 of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of June 30, 2002 and December 30, 2001, and condensed consolidated statements of earnings and cash flows for the six months ended June 30, 2002 and July 1, 2001 are provided for such guarantor and non-guarantor subsidiaries. Corporate costs associated with the maintenance of a centralized administrative function for the benefit of all Avado restaurants, as well as goodwill, have not been allocated to the non-guarantor subsidiaries. In addition, interest expense has not been allocated to the non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

Condensed Consolidated Statement of Earnings (Loss)
Six Months Ended June 30, 2002
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor      Non-Guarantor
(In thousands)                                     Subsidiaries     Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                 $    208,109            27,215               -          235,324
Restaurant operating expenses                         192,049            24,542               -          216,591
General and administrative expenses                    11,759             1,233               -           12,992
(Gain) loss on disposal of assets                         101                 -               -              101
Other special charges                                   4,448                 -               -            4,448
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                         (248)            1,440               -            1,192
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                  8,333                 -               -            8,333
Earnings (loss) before income taxes
   for continuing operations                            8,085             1,440               -            9,525
Income taxes                                              319                56               -              375
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from continuing operations          7,766             1,384               -            9,150
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from discontinued                    (272)                -               -             (272)
operations
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                               $     7,494             1,384               -            8,878
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Earnings (Loss)
Six Months Ended July 1, 2001
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor      Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                   $ 168,369            79,001             -             247,370
Restaurant operating expenses                        151,828            72,662             -             224,490
General and administrative expenses                    9,741             3,554             -              13,295
(Gain) loss on disposal of assets                        137                 -             -                 137
Other special charges                                  1,250                 -             -               1,250
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                       5,413             2,785             -               8,198
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                               (26,267)             (436)            -             (26,703)
Earnings (loss) before income taxes
   for continuing operations                         (20,854)            2,349             -             (18,505)
Income taxes                                          (6,900)              775             -              (6,125)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from continuing operations       (13,954)            1,574             -             (12,380)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from discontinued                  6,486                 -             -               6,486
operations
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                                $  (7,468)            1,574             -              (5,894)
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
June 30, 2002
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor      Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
ASSETS
Current assets                                   $    24,243               960               -           25,203
Premises and equipment, net                          250,937            24,329               -          275,266
Goodwill, net                                         34,920                 -               -           34,920
Deferred income tax benefit                           11,620                 -               -           11,620
Other assets                                          32,888                18               -           32,906
Intercompany investments                              12,370                 -         (12,370)               -
Intercompany advances                                 12,838                 -         (12,838)               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $   379,816            25,307         (25,208)         379,915
================================================ ================ ================= =============== ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $    88,944                99               -           89,043
Long-term liabilities                                215,121                 -               -          215,121
Intercompany payables                                      -            12,370         (12,370)               -
Convertible preferred securities                       3,179                 -               -            3,179
Shareholders' equity                                  72,572            12,838         (12,838)          72,572
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $   379,816            25,307         (25,208)         379,915
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
December 30, 2001
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
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2002
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                         Guarantor      Non-Guarantor
(In thousands)                                         Subsidiaries      Subsidiaries     Eliminations    Consolidated
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) operating              $   (27,890)           2,131               -           (25,759)
activities
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
     Capital expenditures                                  (2,990)            (350)              -            (3,340)
     Other investing activities                              (886)               -               -              (886)
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing                   (3,876)            (350)              -            (4,226)
activities
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
     Proceeds from revolving credit agreements             18,127                -               -            18,127
     Proceeds from term credit agreement                   12,898                -               -            12,898
     Payment of financing costs                            (8,502)               -               -            (8,502)
     Payment of long-term debt                             (5,584)               -               -            (5,584)
     Principal payments on long-term debt                     (13)               -               -               (13)
     Reduction in letter of credit collateral               9,978                -               -             9,978
     Proceeds from (payment of) intercompany
        advances                                              277             (277)              -                 -
     Settlement of interest rate swap agreement            (1,704)               -               -            (1,704)
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities        25,477             (277)              -            25,200
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash provided by (used in) discontinued operations          5,160                -               -             5,160
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents       (1,129)           1,504               -               375
Cash and equivalents at the beginning of the period           530               29               -               559
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period         $      (599)           1,533               -               934
===================================================== ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Six Months Ended July 1, 2001
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
                                                        Guarantor      Non-Guarantor
(In thousands)                                        Subsidiaries      Subsidiaries     Eliminations    Consolidated
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by operating activities            $   (12,820)           4,932               -           (7,888)
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
     Capital expenditures                                 (4,944)            (761)              -           (5,705)
     Proceeds from disposal of assets, net                 5,389                -               -            5,389
     Other investing activities                           (1,754)               -               -           (1,754)
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing                  (1,309)            (761)              -           (2,070)
activities
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
     Proceeds from revolving credit agreements             4,993                -               -            4,993
     Proceeds from (payment of) intercompany
        advances                                           4,173           (4,173)              -                -
     Other financing activities                              (13)               -               -              (13)
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities        9,153           (4,173)              -            4,980
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash provided by (used in) discontinued operations         4,960                -               -            4,960
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents         (16)              (2)              -              (18)
Cash and equivalents at the beginning of the period          310               92               -              402
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period        $       294               90               -              384
==================================================== ================ ================= =============== ================

NOTE 14 - SUBSEQUENT EVENTS

     On August 6, 2002, the Company's Board of Directors adopted a Shareholder Rights Plan. Under the plan, Rights will be distributed as a dividend at the rate of one Right for each share of Avado common stock, par value $.01 per share, held by shareholders of record as of the close of business on September 4, 2002. The Rights Plan was not adopted in response to any effort to acquire control of Avado Brands.

     The Rights Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of Avado without offering a fair and adequate price and terms to all of Avado's shareholders. The Rights will expire on September 4, 2007.

     Each Right initially will entitle stockholders to buy one unit of a share of a series of preferred stock for $9.50. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of Avado's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Avado's common stock.

Item 2.

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            For the Second Quarter and Six Months Ended June 30, 2002


Consolidated Overview of Operations

     Consolidated restaurant sales for the second quarter and six months ended June 30, 2002 were $115.8 million and $235.3 million, respectively, compared to $121.6 million and $247.4 million for the same respective periods of 2001. Declining revenues were primarily a result of a decrease in same-store sales at Don Pablo's and Hops and a decrease in operating capacity from the closure of four Don Pablo's restaurants at the end of the first quarter of 2001. Same-store-sales for the second quarter decreased by 5.4% at Don Pablo's and 3.5% at Hops as compared to the corresponding period of the prior year (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). On a year-to-date basis, same-store sales decreased by 5.1% at Don Pablo's and 3.0% at Hops. Declining revenues for the six months ended June 30, 2002 were slightly offset by increased operating capacity from one new Hops restaurant opened in 2001.

     Consolidated operating income before asset revaluation and other special charges and gain/loss on the disposal of assets for the quarter and six months ended June 30, 2002 was $2.9 million and $5.7 million, respectively, compared to $3.0 million and $9.6 million for the corresponding periods of 2001. Decreased operating income for the six months ended June 30, 2002 was predominately related to (i) declining sales volumes which generated an increase in fixed operating expenses as a percentage of sales and (ii) higher operating expenses associated with increased marketing initiatives. While marketing related expenses increased during the first half of 2002, in June, the Company revised its overall marketing strategy to encompass a more regional focus and dramatically reduced its marketing expenditures. As a result, management believes that consolidated marketing expense as a percent of sales will be approximately 4.5% to 5.5% for the full year 2002. Decreases in operating income were somewhat offset by (i) decreases in utility costs as a result of the unseasonably warm weather during the first quarter of 2002 and (ii) decreases in costs associated with new manager training at Don Pablo's and Hops due to improved management retention.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The provisions of the statement related to the treatment of debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002. The Company elected to adopt SFAS 145 in the second quarter of 2002. As a result of the application of the statement, the Company's $26.8 million gain related to the repurchase of $34.2 million of its 11.75% Senior Subordinated Notes was not presented as an extraordinary item in the accompanying Consolidated Statements of Earnings
(Loss). The Company has not reported any extraordinary losses in prior periods and, accordingly, no prior period reclassifications were required.

Restaurant Operating Expenses

     The following table sets forth the percentages, which certain items of income and expense bear to total restaurant sales for the Company's continuing operations for the quarter and six month periods ended June 30, 2002 and July 1, 2001.

---------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                   Quarter          Quarter         Six Months        Six Months
                                                    Ended            Ended             Ended            Ended
                                                June 30, 2002     July 1, 2001     June 30, 2002     July 1, 2001
---------------------------------------------- ---------------- ----------------- ---------------- -----------------
Restaurant sales:
     Don Pablo's                                     60.0%             60.4%            59.0%             59.5%
     Hops                                            40.0%             39.6%            41.0%             40.5%
---------------------------------------------- ---------------- ----------------- ---------------- -----------------
          Total restaurant sales                    100.0%            100.0%           100.0%            100.0%
---------------------------------------------- ---------------- ----------------- ---------------- -----------------
Restaurant operating expenses:
     Food and beverage                               28.1%             28.0%            28.2%             28.0%
     Payroll and benefits                            33.7%             32.6%            33.4%             32.3%
     Depreciation and amortization                    3.4%              3.9%             3.4%              3.8%
     Other operating expenses                        26.6%             27.4%            27.0%             26.7%
---------------------------------------------- ---------------- ----------------- ---------------- -----------------
          Total restaurant operating expenses        91.8%             91.9%            92.0%             90.8%
---------------------------------------------- ---------------- ----------------- ---------------- -----------------
Income from restaurant operations                     8.2%              8.1%             8.0%              9.2%

General and administrative expenses                   5.7%              5.6%             5.5%              5.4%
---------------------------------------------- ---------------- ----------------- ---------------- -----------------
Operating income before special charges and
     (gain) loss on disposal of assets                2.5%              2.5%             2.4%              3.9%
============================================== ================ ================= ================ =================

     Restaurant operating expenses for the quarter and six months ended June 30, 2002 were 91.8% and 92.0% of sales, respectively, compared to 91.9% and 90.8% of sales for the corresponding periods of 2001. The resulting decrease in restaurant operating margins for the six months ended June 30, 2002 was predominately due to increases in operating expenses generated by (i) declining sales volumes which generated an increase in fixed operating expenses as a percentage of sales and (ii) ongoing advertising strategies designed to build sales volumes over time at Don Pablo's and Hops which increased advertising expenditures to 5.9% and 5.4% of sales at Don Pablo's and Hops, respectively, compared to 5.3% and 3.9%, respectively, for the same periods of 2001. While marketing related expenses increased during the first half of 2002, in June, the Company revised its overall marketing strategy to encompass a more regional focus and dramatically reduced its marketing expenditures. As a result, management believes that consolidated marketing expense, as a percent of sales, will be approximately 4.5% to 5.5% for the full year 2002. Decreases in operating margins were somewhat offset by (i) decreases in utility costs as a result of the unseasonably warm weather during the first quarter of 2002 and
(ii) decreases in costs associated with new manager training at Don Pablo's and Hops due to improved management retention.

General and Administrative Expenses

     General and administrative expenses of 5.7% and 5.5% of sales for the quarter and six months ended June 30, 2002, respectively, increased slightly over the comparable periods of the prior year due primarily to a decline in sales volumes.

Discontinued Operations

     Net loss from discontinued operations of $0.4 million for the quarter ended June 30, 2002 primarily reflects a loss on disposal of assets related to the closure and sale of a Canyon Cafe location.

     Net loss from discontinued operations of $0.3 million for the six months ended June 30, 2002 reflects (i) operating income of $0.2 million before asset revaluation and other special charges and (gain) loss on disposal of assets,
(ii) non-cash asset impairment charges of $0.7 million to reduce the carrying value of the assets of the Canyon Cafe brand to estimated fair value, and (iii) a gain on disposal of assets of $0.2 million which reflects adjustments to amounts receivable from the divestiture of McCormick & Schmick's which were partially offset by a loss on disposal of assets related to the sale of a Canyon Cafe location.

     Net earnings from discontinued operations of $3.9 million for the quarter ended July 1, 2001 reflects (i) operating income of $6.2 million, before asset revaluation and other special charges and (gain) loss on disposal of assets,
(ii) goodwill  amortization of $0.4 million related to McCormick & Schmick's and
(iii) income tax expense of $1.9 million.

     Net earnings from discontinued operations of $6.5 million for the six months ended July 1, 2001 reflects (i) operating income of $10.0 million, before asset revaluation and other special charges and (gain) loss on disposal of assets, (ii) a gain on disposal of assets of $0.5 million related to the sale of a closed Canyon Cafe location, (iii) goodwill amortization of $0.8 million related to McCormick & Schmick's and (iv) income tax expense of $3.2 million.

Asset Revaluation and Other Special Charges

     Asset revaluation and other special charges of $4.4 million in 2002, which were predominately non-cash, were the result of the second quarter decision to close two Don Pablo's restaurants and two Hops restaurants as well as the decision to write-off various capitalized costs related to future restaurant development. The aforementioned restaurants were subsequently closed in July 2002.

     In the first six months of 2001, asset revaluation and other special charges totaled $1.3 million. These charges included $0.7 million in severance costs associated with the elimination of certain management positions at the Company's corporate headquarters and $0.6 million related to an abandoned site.

Interest and Other Expenses

     Net interest expense for the second quarter and six months ended June 30, 2002 was $8.1 million and $16.3 million, respectively, compared to $10.3 million and $19.4 million for the corresponding periods of the prior year. Decreased interest expense was primarily due to the divestiture of McCormick & Schmick's, the proceeds of which were used to repay $95.8 million outstanding under the Company's revolving credit facility during the third quarter of 2001. Decreases in interest expense were somewhat offset by unfavorable mark-to-market adjustments recorded during the first quarter of 2002 under a fixed-to-floating interest rate swap agreement, which was terminated on March 25, 2002, and by increased interest charges incurred primarily during the first quarter of 2002 related to past due sales and use, property and other taxes. Due to the timing of the Company's $34.2 million repurchase of 11.75% Senior Subordinated Notes, which occurred near the end of the second quarter, no significant reduction in interest expense was realized during the first half of 2002.

     Distribution expense on preferred securities relates to the Company's $3.50 term convertible securities with a liquidation preference of $50 per security and convertible into 3.3801 shares of Avado Brands common stock for each security (the "TECONS"). Expenses related to these securities decreased as a result of the conversion of 86,128 of the securities into 291,115 shares of common stock during 2001, coupled with 1,307,591 additional conversions in the first half of 2002 into 4,419,789 shares of common stock all of which were issued from treasury stock. The Company has the right to defer quarterly distribution payments on the Convertible Preferred Securities for up to 20 consecutive quarters and has deferred all such payments beginning with the December 1, 2000 payment until December 1, 2005. The Company may pay all or any part of the interest accrued during the extension period at any time.

     In June 2002, the Company made a one-time distribution payment of accrued interest, totaling $5.4 million or $4.25 per share, to holders of its TECONS. Of the 1,307,591 shares converted during the first half of 2002, 1,200,391 were converted in conjunction with this distribution payment. As a result of these conversions, annual distribution expense on the remaining TECONS outstanding will be approximately $0.2 million.

     Loss on disposal of assets of $0.1 million for the six months ended June 30, 2002 primarily reflects fees incurred in connection with the first quarter termination of the Company's interest rate swap agreement.

     During the six months ended June 30, 2002, other expenses related primarily to the incurrence of various tax penalties. The decrease in other expenses for the six months ended June 30, 2002 was primarily related to a reduction in the incurrence of various tax penalties as compared to the first six months of 2001 and the non-amortization of goodwill as a result of the Company's first quarter 2002 adoption of SFAS 142 , "Goodwill and Other Intangible Assets". For the six months ended July 1, 2001, the Company recorded goodwill amortization of $1.0 million.

     Income tax expense represents the effective rate of expense on earnings before income taxes for the first half of 2002. The tax rate is based on the Company's expected rate for the full fiscal 2002 year.

Liquidity and Capital Resources

     Generally, the Company operates with negative working capital since substantially all restaurant sales are for cash while payment terms on accounts payable typically range from 0 to 45 days. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of new restaurant openings and the timing of settlement of liabilities. Decreases in accounts payable during the first half occurred as a result of a planned reduction in various outstanding obligations with borrowings from the Company's $75.0 million refinanced credit facility. Decreases in accrued liabilities during the first half of 2002 occurred (i) as a result of a reduction in accrued interest due to the retirement of $34.2 million in outstanding debt related to the Company's 11.75% Senior Subordinated Notes (ii) as a result of a reduction in accrued interest due to the payment of accrued interest and conversion of 1,307,591 shares, or $65.4 million, of the Company's Convertible Preferred Securities, and
(iii) as a result of the payment of previously deferred payments related to sales, use, property and other taxes.

     On March 25, 2002, the Company completed a $75.0 million credit facility to replace its existing credit agreement. The facility, which matures on March 25, 2005, limits total borrowing capacity at any given time to an amount equal to two and one quarter times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters ("Borrowing Base EBITDA"). The calculation of Borrowing Base EBITDA excludes the 2001 operations of McCormick & Schmick's, gains and losses on the disposal of assets, asset revaluation and other special charges, non-cash rent expense and preopening costs. The agreement provides a $35.0 million revolving credit facility, which may be used for working capital and general corporate purposes, and a $40.0 million term loan facility, which is limited to certain defined purposes, excluding working capital and capital expenditures. In certain circumstances, borrowings under the term loan facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions, casualty events, tax refunds and excess cash flow, each as defined in the credit agreement. In addition, the lender reserves the right to impose certain reserves against the Company's total borrowing availability under the facility which may limit the Company's availability on both the revolving and term loans. Lender imposed reserves against the Company's total borrowing availability, as of June 30, 2002, were $4.2 million. Subsequent to June 30, 2002, the lender reserve amount was reduced to $3.1 million. Irrespective of future borrowings, certain obligations will exist with respect to the agreement including annual anniversary fees of $1.1 million and an additional fee payable at maturity of $5.1 million. The loan is secured by substantially all of the Company's assets.

     During the second quarter of 2002, Borrowing Base EBITDA was $25.9 million, resulting in a maximum borrowing capacity of $58.3 million. At June 30, 2002, the Company's trailing 12 months EBITDA totaled $24.7 million. Accordingly, the Company's maximum borrowing capacity will be adjusted from $58.3 million to $55.7 million in conjunction with the Company's filing of its quarterly reports with the lender on or before August 14, 2002. At June 30, 2002, $18.1 million of cash borrowings were outstanding under the revolving portion of the Company's credit facility and $12.9 million was outstanding under the term portion of the facility. During the first half of 2002, $10.0 million in restricted cash, which was held as collateral to secure letters of credit which secure the Company's insurance programs, was released and used to reduce the outstanding cash borrowings under the revolving credit facility. Under the new credit agreement, revolving loan capacity is used to secure the Company's letters of credit. At June 30, 2002, in addition to the $18.1 million of cash borrowings outstanding under the revolving facility, an additional $14.9 million of the facility was utilized to secure letters of credit and $2.0 million of the revolving facility remained unused and available. At June 30, 2002, $6.2 million remained unused and available under the Company's term loan facility. As a result of the upcoming reduction in the Company's borrowing base, which will be somewhat offset by the $1.1 million lender reserve reduction, availability on the term facility will be reduced by $1.5 million on or before August 14, 2002, while availability on the revolving facility will remain unchanged.

     Borrowings under the term loan facility during the second quarter included $7.5 million (including approximately $1.9 million in accrued interest) to repurchase $34.2 million in face value of the Company's outstanding 11.75% Senior Subordinated Notes, due June 2009. After a $1.8 million write-off primarily of deferred loan costs and unamortized initial issue discount, the Company recorded a gain on the extinguishment of $26.8 million. An additional $5.4 million of term loan proceeds were used during the second quarter to make a one-time payment of accrued interest, equal to $4.25 per share, to holders of the Company's $3.50 term convertible securities, due March 2027 (the "TECONS"). The payment was conditional upon the holders of at least 90% of the outstanding TECONS agreeing to convert their securities into shares of common stock of the Company pursuant to the terms of the TECONS. According to the terms of the securities, each TECON can be converted, at the holders' option, into 3.3801 shares of common stock. During the second quarter, holders representing approximately 95% of the outstanding securities agreed to the terms of the offer and, in connection with the $5.4 million payment, 1,200,391 TECONS were converted into 4,057,442 shares of the Company's common stock. As a result of this transaction, the outstanding balance of the TECONS was reduced by $60.0 million. Subsequent to the end of the second quarter, an additional $3.2 million was borrowed under the term loan facility to repurchase $17.9 million in face value of the Company's outstanding 11.75% Senior Subordinated Notes.

     Principal financing sources in the first half of 2002 consisted of (i) term loan proceeds of $12.9 million, (ii) proceeds from the revolving credit agreement of $9.6 million, net of financing costs of $8.5 million, (iii) a $10.0 million refund of payments to collateralize letters of credit for the Company's self-insurance programs and (iv) proceeds of $5.2 million from discontinued operations related primarily to the McCormick & Schmick's divestiture. The primary uses of funds consisted of (i) net cash used in operations of $25.8 million which included interest payments of $20.7 million primarily related to the Company's 9.75% senior notes, 11.75% senior subordinated notes and the one-time TECON payment, in addition to operating lease payments of $12.5 million, (ii) $5.6 million for the repurchase of $34.2 million in face value of the Company's outstanding 11.75% Senior Subordinated Notes, (iii) capital expenditures of $3.3 million, and (iv) settlement of the Company's interest rate swap agreement for $1.7 million.

     Interest  payments on the Company's senior and  subordinated  notes are due semi-annually in each June and December. Prior to the Company's repurchase of $52.1 million in face value of its outstanding 11.75% Senior Subordinated Notes, the Company's semi-annual interest payments totaled approximately $11.6 million. Subsequent to the repurchase, the Company's semi-annual interest payments will total approximately $8.5 million. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred and the Company utilized these provisions with respect to its June 2002 interest payments as well as its June and December 2001 interest payments. These provisions will again be available to the Company, if needed, with respect to the December 2002 interest payments.

     The terms of the Company's new credit facility, senior and subordinated notes, $30.0 million master equipment lease and $28.4 million Hops sale-leaseback transaction include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets, (ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. In conjunction with the March 25, 2002 closing of the Company's refinanced credit facility, the Company terminated its interest rate swap agreement thereby eliminating any aforementioned restrictions on the Company contained in that agreement. In addition, in March 2002 the Company amended its master equipment lease agreement to substantially conform the covenants to the refinanced credit facility and also obtained an amendment of certain provisions contained in its sale-leaseback agreement. In June 2002, the Company also obtained an amendment to its new credit agreement, which allowed the Company to use proceeds from the term loan facility to make the one-time payment of accrued interest related to the TECONS. The amendment also increased the interest rate on revolving loans by 1.5% and increased the fees related to letter of credit accommodations by 1.0%. The Company was in compliance with the various provisions of its agreements at June 30, 2002.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. In 2002, the Company anticipates opening two to four new restaurants. Capital requirements for the construction of these restaurants are expected to approximate $2 to $3 million with capital for existing restaurants expected to be an additional $5 to $6 million. Capital expenditures of $3.3 million for the first half of 2002 relate primarily to capital spending for existing restaurants. Capital expenditures in 2001 were $17.9 million and provided for the opening of three new restaurants, as well as capital for existing restaurants.

     The Company is also exposed to certain contingent payments. Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. Provisions for losses estimated under these programs are recorded based on estimates of the aggregate liability for claims incurred. For the six months ended June 30, 2002, claims paid under the Company's self-insurance programs totaled $2.6 million. In addition, at June 30, 2002, the Company was contingently liable for letters of credit aggregating approximately $14.9 million, relating to its insurance programs.

     The Company's 1998 Federal income tax returns are currently in the early stages of an audit by the Internal Revenue Service. The Company believes its recorded liability for income taxes is adequate to cover its exposure that may result from the ultimate resolution of the audit. Although no assessment has been made, in the event the Company is required to pay its recorded liability, or additional income taxes and related interest amounts become due, the Company's liquidity position would be negatively impacted. The Company anticipates that any significant amounts due would be payable over time.

     As described herein, the Company has a number of situations which could result in amounts due when the Company does not have sufficient availability from working capital or under its borrowing arrangements to satisfy such liabilities. Material adverse changes in the Company's assessment of these matters could have a negative impact on the Company's liquidity.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on May 23, 2002, at which the following proposals were voted upon by shareholders: (1) the election of six members to the Board of Directors, and (2) ratification of the selection of KPMG LLP as the Company's independent auditors.

     Each of the six members of the Company's Board of Directors was elected to serve a term of one year and until his or her successor is elected, and has qualified by the following votes:

                                    Affirmative               Negative
                                    -----------               --------
Tom E. DuPree, Jr.                   25,744,601                665,732
Margaret E. Waldrep                  25,765,429                644,904
Emilio Alvarez-Recio                 26,024,194                383,139
Jerome A. Atkinson                   26,026,505                383,828
William V. Lapham                    26,025,467                384,866
Robert Sroka                         26,023,967                386,366


     The remaining proposal, voted on at the May 23, 2002 annual meeting of shareholders, was approved as follows:

                            Affirmative           Negative        Abstaining
                            -----------           --------        ----------
Appointment of KPMG LLP      26,239,148            145,548           25,637



Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

     10.1 Amendment Number One, dated as of June 4, 2002, to Second Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent.

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

     99.2 Certification of Corporate Officers

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



                                                Avado Brands, Inc.
                                                   (Registrant)




Date:   August 13, 2002                         By:/s/Louis J. Profumo
                                                -------------------------
                                                Louis J. Profumo
                                                Chief Financial Officer