Form 10-Q
period 2002-09-29
AVADO BRANDS INC
filed 2002-11-19
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 29, 2002

                                       or

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


     As of November 15, 2002, there were 33,101,929 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 29, 2002


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

              Consolidated Balance Sheets.....................................4

              Consolidated Statements of Shareholders' Equity (Deficit)
              and Comprehensive Income........................................5

              Consolidated Statements of Cash Flows...........................6

              Notes to Consolidated Financial Statements......................7

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................18

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....25

     Item 4 - Controls and Procedures........................................25

Part II - Other Information

     Item 3 - Defaults Upon Senior Securities................................26

     Item 6 - Exhibits and Reports on Form 8-K...............................26

Signature....................................................................27

Certifications...............................................................28

Avado Brands, Inc.
Consolidated Statements of Earnings (Loss)
(Unaudited)
(In thousands, except per share data)                                       Quarter Ended                   Nine Months Ended
-------------------------------------------------------------------------------------------------      ----------------------------
                                                                      Sept. 29,        Sept. 30,         Sept. 29,        Sept. 30,
                                                                         2002             2001             2002             2001
-------------------------------------------------------------------------------------------------      ----------------------------
Restaurant Sales:
    Canyon Cafe                                                    $      6,069            7,363            21,161          24,246
    Don Pablo's                                                          62,149           68,062           195,979         209,471
    Hops                                                                 40,194           44,410           134,478         142,092
    McCormick & Schmick's                                                     -           26,159                 -         115,875
-------------------------------------------------------------------------------------------------      ----------------------------
          Total restaurant sales                                        108,412          145,994           351,618         491,684
-------------------------------------------------------------------------------------------------      ----------------------------
Restaurant operating expenses:
    Food and beverage                                                    30,089           41,836            98,372         139,761
    Payroll and benefits                                                 37,488           47,667           118,552         158,631
    Depreciation and amortization                                         3,647            4,732            11,333          15,861
    Other operating expenses                                             29,056           43,203            94,377         131,750
-------------------------------------------------------------------------------------------------      ----------------------------
          Total restaurant operating expenses                           100,280          137,438           322,634         446,003
-------------------------------------------------------------------------------------------------      ----------------------------

General and administrative expenses                                       6,954            7,547            20,183          23,973
Loss (gain) on disposal of assets                                           112           (5,271)                3          (5,632)
Asset revaluation and other special charges                               1,902           47,130             3,726          48,380
-------------------------------------------------------------------------------------------------      ----------------------------
Operating income (loss)                                                    (836)         (40,850)            5,072         (21,040)
-------------------------------------------------------------------------------------------------      ----------------------------
Other income (expense):
    Interest expense, net                                                (7,276)          (7,162)          (23,593)        (26,540)
    Distribution expense on preferred securities                            (55)          (1,200)           (1,977)         (3,646)
    Gain on debt extinguishment                                          14,629                -            41,412               -
    Other, net                                                              907           (1,597)              696          (7,316)
-------------------------------------------------------------------------------------------------      ----------------------------
          Total other income (expense)                                    8,205           (9,959)           16,538         (37,502)
-------------------------------------------------------------------------------------------------      ----------------------------
Earnings (loss) from continuing operations
   before income taxes                                                    7,369          (50,809)           21,610         (58,542)
Income tax expense (benefit)                                                  -           13,047               375          10,483
-------------------------------------------------------------------------------------------------      ----------------------------
Net earnings (loss) from continuing operations                            7,369          (63,856)           21,235         (69,025)
-------------------------------------------------------------------------------------------------      ----------------------------
Discontinued operations:
   Earnings (loss) from discontinued operations, net of tax              (9,302)            (516)          (14,290)         (1,241)
-------------------------------------------------------------------------------------------------      ----------------------------
Net earnings (loss)                                                $     (1,933)         (64,372)            6,945         (70,266)
=================================================================================================      ============================
Basic earnings (loss) per common share:
    Basic earnings (loss) from continuing operations               $       0.22            (2.22)             0.69           (2.42)
    Basic earnings (loss) from discontinued operations                    (0.28)           (0.02)            (0.46)          (0.04)
-------------------------------------------------------------------------------------------------      ----------------------------
Basic earnings (loss) per common share                             $      (0.06)           (2.24)             0.23           (2.46)
=================================================================================================      ============================
Diluted earnings (loss) per common share:
    Diluted earnings (loss) from continuing operations             $       0.22            (2.22)             0.67           (2.42)
    Diluted earnings (loss) from discontinued operations                  (0.28)           (0.02)            (0.45)          (0.04)
-------------------------------------------------------------------------------------------------      ----------------------------
Diluted earnings (loss) per common share                           $      (0.06)           (2.24)             0.22           (2.46)
=================================================================================================      ============================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)
------------------------------------------------------------------------------------------------------------------
                                                                                     Sept. 29,         Dec. 30,
                                                                                        2002             2001
------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                  $          309              559
      Restricted cash                                                                         -            9,978
      Accounts receivable                                                                 5,582           10,723
      Inventories                                                                         5,492            5,870
      Prepaid expenses and other                                                          2,575            2,928
      Assets held for sale                                                               11,307            9,737
------------------------------------------------------------------------------------------------------------------
           Total current assets                                                          25,265           39,795

Premises and equipment, net                                                             260,906          285,813
Goodwill, net                                                                            34,920           34,920
Deferred income tax benefit                                                              11,620           11,620
Other assets                                                                             30,660           26,408
------------------------------------------------------------------------------------------------------------------
                                                                                 $      363,371          398,556
==================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                           $        7,443           15,766
      Accrued liabilities                                                                46,367           64,265
      Current installments of long-term debt                                             35,838               13
      Income taxes                                                                       33,886           33,773
------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                    123,534          113,817

Long-term debt                                                                          164,024          215,815
Other long-term liabilities                                                               1,995            3,111
------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                            289,553          332,743
------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                  3,179           68,559

Shareholders' equity:
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                         -                -
      Common stock, $0.01 par value. Authorized - 75,000,000 shares;
          issued - 40,478,760 shares in 2002 and 2001;
          outstanding - 33,101,929 shares in 2002 and 28,682,140 shares in 2001             405              405
      Additional paid-in capital                                                        154,637          146,139
      Retained earnings                                                                  12,256            5,311
      Treasury stock at cost; 7,376,831 shares in 2002 and 11,796,620 in 2001           (96,659)        (154,601)
------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                    70,639           (2,746)
------------------------------------------------------------------------------------------------------------------
                                                                                 $      363,371          398,556
==================================================================================================================

 See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income
(Unaudited)
                                                                         Additional                              Total
                                                     Common Stock          Paid-in    Retained   Treasury    Shareholders'
(In thousands)                                   Shares        Amount      Capital    Earnings     Stock    Equity (Deficit)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 2001                     40,479          $405     $146,139     $5,311   ($154,601)       ($2,746)
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                   -             -            -     (5,718)          -         (5,718)
Conversion of convertible preferred securities        -             -          889          -       4,461          5,350
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                        40,479           405      147,028       (407)   (150,140)        (3,114)
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                   -             -            -     14,596           -         14,596
Conversion of convertible preferred securities        -             -        7,609          -      53,481         61,090
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                         40,479           405      154,637     14,189     (96,659)        72,572
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                   -             -            -     (1,933)          -         (1,933)
---------------------------------------------------------------------------------------------------------------------------
Balance at September 29, 2002                    40,479          $405     $154,637    $12,256    ($96,659)       $70,639
===========================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)                                                                             Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                                                                       Sept. 29,         Sept. 30,
                                                                                         2002               2001
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net earnings (loss)                                                      $              6,945           (70,266)
       Adjustments to reconcile net earnings (loss) to net cash
            provided by operating activities:
                Depreciation and amortization                                                 15,762            22,139
                Deferred income taxes                                                              -            10,517
                Gain on debt extinguishment                                                  (41,412)                -
                Asset revaluation and other special charges                                    3,726            48,380
                (Gain) loss on disposal of assets                                                  3            (5,632)
                Loss from discontinued operations                                             14,290             1,241
                Mark-to-market adjustment on interest rate swap                                  861            (2,196)
                (Increase) decrease in assets:
                     Accounts receivable                                                         563            (1,736)
                     Inventories                                                                 205               929
                     Prepaid expenses and other                                                1,429            (2,810)
                 Increase (decrease) in liabilities:
                      Accounts payable                                                        (8,323)           (3,699)
                      Accrued liabilities                                                    (20,573)            2,221
                      Income taxes                                                               113              (283)
                      Other long-term liabilities                                               (273)           (2,546)
-----------------------------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) operating activities          (26,684)           (3,741)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                                   (4,693)          (16,333)
       Proceeds from disposal of assets and notes receivable, net                              6,519           120,725
       Additions to noncurrent assets                                                           (408)           (2,703)
-----------------------------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) investing activities            1,418           101,689
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from (repayment of) revolving credit agreements                               19,646           (90,831)
       Proceeds from (repayment of) term credit agreement                                     16,165                 -
       Payment of financing costs                                                             (8,502)                -
       Purchase of long-term debt, net                                                        (8,489)                -
       Principal payments on long-term debt                                                      (18)              (20)
       Settlement of interest rate swap agreement                                             (1,704)                -
       Payments to collateralize letters of credit                                                 -            (6,000)
       Reduction in letter of credit collateral                                                9,978                 -
-----------------------------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) financing activities           27,076           (96,851)
-----------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                                            (2,060)           (1,171)
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                            (250)              (74)
Cash and cash equivalents at the beginning of the period                                         559               402
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                              $                309               328
=======================================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in the second quarter of 2002. The Company also adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in the first quarter of 2002. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. As a result of the adoption of SFAS 144, the Company has classified the revenues and expenses of nine Don Pablo's restaurants and two Hops restaurants which were closed in the first nine months of 2002, plus one additional Hops restaurant which was held for sale at September 29, 2002, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues and expenses of Canyon Cafe which is also held for sale (including two restaurants closed in 2002 and three restaurants closed in 2001), the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they will continue to be classified within continuing operations under the provisions of SFAS 121. As a result, the Company will restate its quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. The restated 10-Q's will present the operations of Canyon Cafe and McCormick & Schmick's as continuing operations in 2002 and 2001. Earnings of $0.1 million for the quarter ended March 31, 2002 and a loss of $0.4 million for the quarter ended June 30, 2002 and earnings of $2.6 million and $3.9 million for the quarters ended April 1, 2001 and July 1, 2001, respectively, which were previously presented as discontinued operations, will be reclassified to continuing operations in the restated 10-Q's along with corresponding information from 2001 which will also be reclassified to continuing operations.

NOTE 2 - LONG-TERM DEBT AND LIQUIDITY

     On March 25, 2002, the Company completed a $75.0 million credit facility (the "Credit Facility") to replace its existing credit agreement. The Credit Facility, which matures on March 25, 2005, limits total borrowing capacity at any given time to an amount equal to two and one quarter times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters ("Borrowing Base EBITDA"). The calculation of Borrowing Base EBITDA excludes the 2001 operations of McCormick & Schmick's, gains and losses on the disposal of assets, asset revaluation and other special charges, non-cash rent expense and preopening costs. The agreement provides a $35.0 million revolving credit facility, which may be used for working capital and general corporate purposes, and a $40.0 million term loan facility, which is limited to certain defined purposes, excluding working capital and capital expenditures. In certain circumstances, borrowings under the term loan facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions, casualty events, tax refunds and excess cash flow, each as defined in the Credit Facility. In addition, the lender has the right to impose certain reserves against the Company's total borrowing availability under the facility, which may limit the Company's availability on both the revolving and term loans. Lender imposed reserves against the Company's total borrowing availability, as of September 29, 2002, were $2.0 million. Irrespective of future borrowings, certain obligations will exist with respect to the agreement, including annual anniversary fees of $1.1 million and an additional fee payable at maturity of $5.1 million. The loan is secured by substantially all of the Company's assets.

     The terms of the Credit Facility, the Company's 9.75% Senior Notes due 2006 ("Senior Notes") and 11.75% Senior Subordinated Notes due 2009 ("Subordinated Notes"), $30.0 million master equipment lease and $28.4 million Hops sale-leaseback transaction collectively include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets, (ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. In conjunction with the closing of the Credit Facility, the Company terminated its interest rate swap agreement thereby eliminating any aforementioned restrictions contained in that agreement. In addition, in March 2002 the master equipment lease agreement was amended to substantially conform the covenants to the Credit Facility and certain provisions contained in the sale-leaseback agreement were also amended. In June 2002, the Company obtained an amendment to the Credit Facility which allowed the use of proceeds from the term loan facility to make the one-time payment of accrued interest related to the Company's $3.50 term convertible securities, due 2027. The amendment also increased the interest rate on revolving loans by 1.5% and increased the fees related to letter of credit accommodations by 1.0%. In the third quarter, the Company completed a second amendment to the Credit Facility which amended certain definitions relating to the payment of delinquent taxes and made other technical corrections to the agreement. Subsequent to the end of the quarter, the Company completed a third amendment to the Credit Facility which made additional technical corrections to the agreement.

     At September 29, 2002, the Company was not in compliance with certain EBITDA requirements contained in the Credit Facility and master equipment lease. The Company's failure to comply with these EBITDA requirements is a result of a decline in sales and corresponding decrease in cash flow, which has fallen below the Company's expectations. Under both of these agreements, the failure to meet the prescribed EBITDA targets represents an event of default whereby the respective creditors have the right to declare all obligations under the agreements immediately due and payable. Although neither creditor has notified the Company of its intent to do so, acceleration of the obligations would have a material adverse effect on the Company. At September 29, 2002, outstanding cash borrowings under the Credit Facility totaled $35.8 million and these obligations have been classified as current liabilities in the accompanying consolidated balance sheet. In addition, outstanding letters of credit, which are secured by the Credit Facility, totaled $15.3 million at quarter end. Remaining obligations under the master equipment lease totaled $9.2 million at September 29, 2002. In the event the obligations under the Credit Facility are accelerated, cross-default provisions contained in the indentures to the Senior Notes and Subordinated Notes would be triggered, creating an event of default under those agreements as well. At September 29, 2002, the outstanding balances of the
Senior and Subordinated notes were $116.5 million and $47.6 million respectively. In the event some or all of the obligations under the Company's credit agreements become immediately due and payable, the Company does not currently have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors.

     The Company is currently involved in discussions with its Credit Facility lenders as well as the lessor under the master equipment lease and is seeking to obtain amendments to these agreements or waivers of the covenant violations. Although these creditors have verbally indicated their intent to consider favorably the Company's requests, there can be no assurance that such waivers or amendments will be formally granted. During the continuance of an event of default, the Company is subject to a post-default interest rate under the Credit Facility, which increases the otherwise effective interest rates by three percentage points effective September 30, 2002. As a result, the Company's per annum interest rate on revolving and term loans will be 14.75% and the rate on letter of credit accommodations will be 6.50%. The Credit Facility lender also has additional rights during the continuance of an event of default including, among other things, the right to (i) make and collect certain payments on the Company's behalf, (ii) require cash collateral to secure letters of credit,
(iii) make certain investigations into the Company's activities, (iv) receive reimbursement for certain expenses incurred and (v) sell any of the collateral securing the obligations or settle, on the Company's behalf, any legal proceedings related to the collateral. Under the master equipment lease, in addition to the right to declare all future scheduled rent payments immediately due and payable, the lessor has the right, among other things, to repossess the leased equipment, which is located primarily in the Company's restaurants.

     Interest payments on the Company's Senior Notes and Subordinated Notes are due semi-annually in each June and December. Prior to the Company's repurchase of $52.4 million in face value of its outstanding Subordinated Notes in the second and third quarters of 2002, the Company's semi-annual interest payments totaled approximately $11.6 million. Subsequent to the repurchase, the Company's semi-annual interest payments will total approximately $8.5 million. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred, due to late payment of interest, and the Company utilized these provisions with respect to its June 2002 interest payments as well as its June and December 2001 interest payments. The Company's ability to make its December 2002 interest payments is dependent on the outcome of its discussions with the Credit Facility lenders. If the Company is unable to obtain an amendment to the Credit Facility or a waiver of the covenant violations, the Credit Facility lender can prevent the Company from making its interest payments. In addition, currently, the Company does not have sufficient liquidity or availability under its borrowing arrangements to make the December interest payments. Sufficient liquidity to make these payments is dependent on several management initiatives, including the realization of proceeds from the sale of assets. There can be no assurance that these initiatives will be successful.

     The Company's maximum borrowing capacity will be adjusted from $55.7 million to $53.3 million in conjunction with the Company's filing of its required reports with the lender on or before November 13, 2002. At September 29, 2002, $19.6 million of cash borrowings were outstanding under the revolving portion of the Credit Facility and $16.2 million was outstanding under the term portion of the facility. At September 29, 2002, in addition to the $19.6 million of cash borrowings outstanding under the revolving facility, an additional $15.3 million of the facility was utilized to secure letters of credit, fully utilizing the maximum $35.0 million available on the revolving facility. At September 29, 2002, $2.6 million remained unused and available under the term loan facility. As a result of the upcoming reduction in the Company's borrowing base, availability on the term facility will be reduced by $2.4 million on or about November 13, 2002, while availability on the revolving facility will remain unchanged.

     Borrowings under the term loan facility during the third quarter included $3.2 million (including approximately $0.3 million in accrued interest) to repurchase $18.2 million in face value of the Company's outstanding Subordinated Notes. After a $0.7 million write-off primarily of deferred loan costs and unamortized initial issue discount on the Subordinated Notes, the Company recorded a gain on the extinguishment of $14.6 million. During the second quarter of 2002, term loan advances of $7.5 million were used to repurchase
$34.2 million in face value of Subordinated Notes and the Company recorded a gain of $26.8 million. Also in the second quarter, an additional $5.4 million of term loan proceeds were used to make a one-time payment of accrued interest, equal to $4.25 per share, to holders of the Company's $3.50 term convertible securities, due 2027 (the "TECONS"). The payment was conditional upon the holders of at least 90% of the outstanding TECONS agreeing to convert their securities into shares of common stock of the Company pursuant to the terms of the TECONS. According to the terms of the securities, each TECON can be converted, at the holders' option, into 3.3801 shares of common stock. During the second quarter, holders representing approximately 95% of the outstanding securities agreed to the terms of the offer and, in connection with the $5.4 million payment, 1,200,391 TECONS were converted into 4,057,442 shares of the Company's common stock. As a result of this transaction, the outstanding balance of the TECONS was reduced by $60.0 million.

     Principal  financing  sources in the first nine months of 2002 consisted of
(i) term loan proceeds of $16.2 million, (ii) revolving loan proceeds of $11.1 million, net of financing costs of $8.5 million, (iii) a $10.0 million refund of payments to collateralize letters of credit for the Company's self-insurance programs and (iv) proceeds of $6.5 million from disposition of assets related primarily to the McCormick & Schmick's divestiture and the sale of the real estate of a Canyon Cafe restaurant. The primary uses of funds consisted of (i) net cash used in operations of $26.7 million which included interest payments of $28.0 million primarily related to the Senior Notes, Subordinated Notes and the one-time TECON payment, in addition to operating lease payments of $18.1 million, (ii) $8.5 million, net of accrued interest of $2.2 million, for the repurchase of $52.4 million in face value of the Company's outstanding Subordinated Notes, (iii) capital expenditures of $4.7 million, and (iv) settlement of the Company's interest rate swap agreement for $1.7 million.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. The Company does not anticipate opening any new restaurants during the remainder of 2002. Capital expenditures for existing restaurants are expected to be approximately $1 million for the remainder of 2002. Capital expenditures of $4.7 million for the first nine months of 2002 relate primarily to capital spending for existing restaurants. Capital expenditures for continuing operations during the first nine months of 2001 were $16.3 million and provided for the opening of three new restaurants, as well as capital for existing restaurants.

     The Company is also exposed to certain contingent payments. Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. Provisions for losses estimated under these programs are recorded based on estimates of the aggregate liability for claims incurred. For the nine months ended September 29, 2002, claims paid under the Company's self-insurance programs totaled $3.7 million. In addition, at September 29, 2002, the Company was contingently liable for letters of credit aggregating approximately $15.3 million, relating to its insurance programs.

     The Company's 1998 Federal income tax returns are currently in the early stages of an audit by the Internal Revenue Service (IRS). The Company believes its recorded liability for income taxes is adequate to cover its exposure that may result from the ultimate resolution of the audit. Although the ultimate outcome of the audit cannot be determined at this time, the Company does not have sufficient liquidity to pay any significant portion of its recorded liability if resolution results in such amount being currently due and payable. Management does not currently expect that this will be the result, or that any resolution with respect to audit issues will be reached in the near future.

     Management has taken steps to improve cash flow from operations, including changing the Company's marketing strategy to be less reliant on expensive broadcast media, reducing overhead through consolidation of functions and personnel reductions and adjusting supervisory management level personnel in its restaurant operations. There is no assurance these efforts will be successful in improving cash flow from operations sufficiently to enable the Company to continue to meet its obligations, including scheduled interest and other required payments under its debt agreements and capital expenditures necessary to maintain its existing restaurants. During the past twelve months, the Company realized $14.5 million from the sale of assets, which has supplemented its cash flow from operations and enabled the Company to meet its obligations. For the near term, it is probable that cash flow from operations will need to be supplemented by asset sales and other liquidity improvement initiatives. There is no assurance the Company will be able to generate proceeds from these efforts in sufficient amounts to supplement cash flow from operations, thereby enabling the Company to meet its obligations.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the nine months ended September 29, 2002 and September 30, 2001, the following supplements the consolidated statements of cash flows (amounts in thousands):
                                                       2002         2001
                                                    ----------   ----------
     Interest paid (net of amounts capitalized)   $   22,621       20,056
     Distributions paid on preferred securities   $    5,372            -
     Income taxes paid (refunded)                 $      262          249

NOTE 4 - ASSET REVALUATION AND OTHER SPECIAL CHARGES

     Third quarter 2002 asset revaluation and other special charges of $1.9 million, which were predominately non-cash, primarily reflect asset impairment charges taken to reduce the carrying value of the assets of the Canyon Cafe brand to estimated fair value. Asset revaluation and other special charges for the nine months ended September 29, 2002 include an additional $1.8 million, which reflects a $0.6 million asset impairment charge at Canyon Cafe as well as the decision to write-off $1.2 million in various capitalized costs related to future restaurant development.

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

NOTE 5 - DISPOSAL OF ASSETS

     Loss on disposal of assets of $0.1 million for the quarter ended September 29, 2002 reflects a $0.2 million loss related to the lease termination on a closed Canyon Cafe location which was partially offset by a $0.1 million gain on the sale of a closed Hops location, both of which were classified as held for sale at December 30, 2001.

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

NOTE 6 - GAIN ON DEBT EXTINGUISHMENT

     Gain on debt extinguishment for the quarter ended September 29, 2002 reflects the retirement of $18.2 million in face value of Subordinated Notes for $2.9 million plus $0.3 million in accrued interest. After a $0.7 million write-off primarily of deferred loan costs and unamortized initial issue discount, the Company recorded a third quarter gain on the extinguishment of $14.6 million. For the nine months ended September 29, 2002, gain on debt extinguishment includes the second quarter retirement of $34.2 million in face value of Subordinated Notes for $5.6 million plus $1.9 million in accrued interest. After a $1.8 million write-off primarily of deferred loan costs and unamortized initial issue discount, the Company recorded a gain on extinguishment, during the second quarter, of $26.8 million.

NOTE 7 - INCOME TAXES

     Income tax expense represents the effective rate of expense on earnings before income taxes for the first nine months of 2002. The tax rate is based on the Company's expected rate for the full fiscal 2002 year.

NOTE 8 - DISCONTINUED OPERATIONS

     As discussed in Note 1 - Basis of Presentation, discontinued operations includes the revenues and expenses of nine Don Pablo's and two Hops restaurants which were closed in the first nine months of 2002, plus one additional Hops restaurant which was held for sale at September 29, 2002 and subsequently closed in November 2002. The decision to dispose of these 12 locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations. The Company expects to complete the divestiture of these locations in the next three to nine months. Subsequent to September 29, 2002, the Company closed seven additional restaurants including two Don Pablo's and five Hops restaurants. As the decision to dispose of these locations was made during the fourth quarter, they have not been classified as discontinued operations. The Company will record any appropriate asset impairment charges related to these locations, during the fourth quarter.

     Net loss from discontinued operations for the quarter and nine months ended September 29, 2002, for which no taxes have been allocated, of $9.3 million and $14.3 million, respectively, primarily reflects non-cash asset impairment charges of $8.5 million and $11.8 million, respectively, primarily to reduce the carrying value of the restaurant assets, which are held for sale, to estimated fair value. Losses from restaurant operations (before asset revaluation and other special charges and (gain) loss on disposal of assets) for the quarterly and year-to-date periods were $0.8 million and $2.5 million, respectively, on total restaurant sales from discontinued operations of $1.9 million and $9.2 million, respectively, for the 12 restaurants classified as held for sale in the quarter ended September 29, 2002.

     Net loss from discontinued operations for the quarter and nine months ended September 30, 2001 of $0.5 million (net of income tax benefit of $0.3 million) and $1.2 million (net of income tax benefit of $0.7 million) respectively, reflects losses from restaurant operations (before asset revaluation and other special charges and (gain) loss on disposal of assets) on total restaurant sales from discontinued operations of $3.7 million and $11.9 million, respectively.

NOTE 9 - CONTINGENCIES

     In 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. In 1998, one of these suits (Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189) was dismissed. An amended complaint, styled John Bryant, et al. vs. Apple South, Inc., et al. consolidating previous actions was filed in January 1998. During 1999, the Company received a favorable ruling from the 11th Circuit Court of Appeals relating to the remaining suit. As a result of the ruling, the District Court again considered the motion to dismiss the case, and the defendants renewed their motion to dismiss in December 1999. In June 2000, the District Court dismissed with prejudice the remaining suit. The plaintiffs appealed the court's final decision. Upon hearing the appeal, a three-judge panel reversed the motion to dismiss and gave the plaintiffs the opportunity to amend their suit and state with more particularity their allegations. The plaintiffs have made a settlement demand, which is under consideration by the Company's insurer. Although the ultimate outcome of the suit cannot be determined at this time, the Company believes that the allegations in the complaint are without merit.

     In September 2002, the Company was named as the Defendant in an action filed in the U.S. District Court for the Middle District of Georgia. The Plaintiff, Bank of America Securities, LLC, alleges that it is owed a fee of approximately $1.0 million, relating to the Company's sale of the McCormick & Schmick's Restaurant brand. The Company believes that the allegations in the complaint are without merit and plans to vigorously contest the complaint. This litigation is currently at a preliminary stage and no discovery has occurred. Thus, it is not possible for the Company to evaluate the likelihood of the plaintiff prevailing on its claims. Because this claim is a suit on a contract, the Company's existing insurance policies do not provide coverage. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

     In connection with the Applebee's and Harrigan's divestiture transactions completed during 1999 and 1998, the Company remains contingently liable for lease obligations relating to 86 Applebee's restaurants and nine Harrigan's restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling approximately $37.0 million. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     At September 30, 2001, the settlement or fair market value of the interest rate swap was $6.7 million and is included in other long-term liabilities in the accompanying consolidated balance sheet. For the nine months ended September 30, 2001, mark-to-market adjustments of $2.2 million were recorded as a reduction of interest expense.

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

     In March 2002, the Board of Directors approved a series of transactions whereby the Chairman sold the real estate collateral securing one of the Chairman Notes and, with the $2.8 million in proceeds, purchased $14.0 million in face value of the Company's 11.75% Senior Subordinated Notes, due June 2009 (the "Subordinated Notes"). The Subordinated Notes were pledged as collateral by the Chairman to secure amounts owed by him to the Company under the Chairman Notes. On March 6, 2002 the principal and interest due on the several Chairman Notes were consolidated into one note with a principal balance of $14.1 million (the "New Chairman Note"), and the interest payment terms, interest rate and due date of the note were changed to match the terms and due date of the Subordinated Notes. All amounts of interest and principal paid by the Company on the Subordinated Notes owned by the Chairman and pledged as collateral to the Company, will be used to make simultaneous payments to the Company on amounts due to the Company under the New Chairman Note.

     In conjunction with the Company's July 10, 2002 payment of the semi-annual interest due to holders of its Subordinated Notes, the Chairman made a simultaneous payment of principal and interest under the New Chairman Note in the amount of $0.8 million. As a result, the principal balance of the New Chairman Note was reduced to $13.7 million.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at that date. The Company adopted SFAS 142 effective at the beginning of its fiscal 2002 year. The following table discloses the Company's consolidated earnings, assuming it excluded goodwill amortization for the periods ended:

                                                              Quarter Ended                Nine Months Ended
-----------------------------------------------------------------------------------  ------------------------------
                                                        Sept. 29,       Sept. 30,       Sept. 29,      Sept.30,
                                                          2002            2001            2002           2001
-----------------------------------------------------------------------------------  ------------------------------
Net earnings (loss)                                    $ (1,933)         (64,372)         6,945        (70,266)
Add back:
  Goodwill amortization, net of income taxes                  -              647              -          2,731
  Trademark amortization, net of income taxes                 -                6              -             14
------------------------------------------------------------------------------------  -----------------------------
  Adjusted net earnings (loss)                         $ (1,933)         (63,719)         6,945        (67,521)
====================================================================================  =============================

Basic earnings (loss) per share:                       $  (0.06)           (2.24)          0.23          (2.46)
Add back:
  Goodwill amortization, net of income taxes                  -             0.02              -           0.10
  Trademark amortization, net of income taxes                 -             0.00              -           0.00
------------------------------------------------------------------------------------  -----------------------------
  Adjusted basic earnings (loss) per share             $  (0.06)           (2.22)          0.23          (2.36)
====================================================================================  =============================

Diluted earnings per share:                            $  (0.06)           (2.24)          0.22          (2.46)
Add back:
  Goodwill amortization, net of income taxes                  -             0.02              -           0.10
  Trademark amortization, net of income taxes                 -             0.00              -           0.00
-------------------------------------------------------------------------------------  ----------------------------
  Adjusted diluted earnings (loss) per share           $  (0.06)           (2.22)          0.22          (2.36)
=====================================================================================  ============================

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. As a result of the adoption of SFAS 144, the Company has classified the revenues and expenses of nine Don Pablo's restaurants and two Hops restaurants which were closed in 2002, plus one additional Hops restaurant which was held for sale at September 29, 2002, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues and expenses of Canyon Cafe which is also held for sale (including two restaurants closed in 2002 and three restaurants closed in 2001), the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they will continue to be classified within continuing operations under the provisions of SFAS 121.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections, which will not have a material impact on the Company. The provisions of the statement related to the treatment of debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002. The Company elected to adopt SFAS 145 in the second quarter of 2002. As a result of the application of the statement, for the nine months ended September 29, 2002, the Company's $41.4 million gain, related to the repurchase of $52.4 million of its Subordinated Notes is not presented as an extraordinary item in the accompanying Consolidated Statements of Earnings
(Loss). The Company has not reported any extraordinary items in prior periods and, accordingly, no prior period reclassifications were required.

NOTE 13 - GUARANTOR SUBSIDIARIES

     The Company's Senior Notes and Credit Facility are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. Such indebtedness is not guaranteed by the Company's non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At September 29, 2002 and December 30, 2001, these partnerships in the non-guarantor subsidiaries operated 19 and 20 of the Company's restaurants, respectively. At September 30, 2001, these partnerships in the non-guarantor subsidiaries operated 60 of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of September 29, 2002 and December 30, 2001, and condensed consolidated statements of earnings and cash flows for the nine months ended September 29, 2002 and September 30, 2001 are provided for such guarantor and non-guarantor subsidiaries. Corporate costs associated with the maintenance of a centralized administrative function for the benefit of all Avado restaurants, as well as goodwill, have not been allocated to the non-guarantor subsidiaries. In addition, interest expense has not been allocated to the non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

Condensed Consolidated Statement of Earnings (Loss)
Nine Months Ended September 29, 2002
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor      Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                  $      313,319            38,299               -          351,618
Restaurant operating expenses                            288,294            34,340               -          322,634
General and administrative expenses                       18,454             1,729               -           20,183
(Gain) loss on disposal of assets                              3                 -               -                3
Asset revaluation and other special charges                3,726                 -               -            3,726
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                           2,842             2,230               -            5,072
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                    16,538                 -               -           16,538
Earnings (loss) before income taxes
   for continuing operations                              19,380             2,230               -           21,610
Income taxes                                                 292                83               -              375
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from continuing operations            19,088             2,147               -           21,235
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from discontinued
operations                                               (14,131)             (159)              -          (14,290)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                               $        4,957             1,988               -            6,945
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Earnings (Loss)
Nine Months Ended September 30, 2001
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor      Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                  $     371,103           120,581               -         491,684
Restaurant operating expenses                           333,532           112,471               -         446,003
General and administrative expenses                      18,542             5,431               -          23,973
(Gain) loss on disposal of assets                        (5,632)                -               -          (5,632)
Asset revaluation and other special charges              48,380                 -               -          48,380
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                        (23,719)            2,679               -         (21,040)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                  (37,324)             (178)              -         (37,502)
Earnings (loss) before income taxes
   for continuing operations                            (61,043)            2,501               -         (58,542)
Income taxes                                              9,664               819               -          10,483
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from continuing operations          (70,707)            1,682               -         (69,025)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from discontinued
operations                                               (1,081)             (160)              -          (1,241)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                                 $   (71,788)            1,522               -         (70,266)
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
September 29, 2002
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                     Guarantor      Non-Guarantor
(In thousands)                                     Subsidiaries      Subsidiaries    Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
ASSETS
Current assets                                   $        24,456               809               -           25,265
Premises and equipment, net                              236,824            24,082               -          260,906
Goodwill, net                                             34,920                 -               -           34,920
Deferred income tax benefit                               11,620                 -               -           11,620
Other assets                                              30,642                18               -           30,660
Intercompany investments                                  12,370                 -         (12,370)               -
Intercompany advances                                     10,082                 -         (10,082)               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $       360,914            24,909         (22,452)         363,371
================================================ ================ ================= =============== ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $       121,077             2,457               -          123,534
Long-term liabilities                                    166,019                 -               -          166,019
Intercompany payables                                          -            12,370         (12,370)               -
Convertible preferred securities                           3,179                 -               -            3,179
Shareholders' equity                                      70,639            10,082         (10,082)          70,639
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $       360,914            24,909         (22,452)         363,371
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
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 29, 2002
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
                                                         Guarantor       Non-Guarantor
(In thousands)                                          Subsidiaries     Subsidiaries     Eliminations    Consolidated
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) operating activities   $   (29,954)            3,270               -         (26,684)
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
     Capital expenditures                                  (4,149)             (544)              -          (4,693)
     Proceeds from disposal of assets, net                  6,519                 -               -           6,519
     Other investing activities                              (408)                -               -            (408)
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing activities         1,962              (544)              -           1,418
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
     Proceeds from revolving credit agreements             19,646                 -               -          19,646
     Proceeds from term credit agreement                   16,165                 -               -          16,165
     Payment of financing costs                            (8,502)                -               -          (8,502)
     Payment of long-term debt                             (8,489)                -               -          (8,489)
     Principal payments on long-term debt                     (18)                -               -             (18)
     Reduction in letter of credit collateral               9,978                 -               -           9,978
     Proceeds from (payment of) intercompany
        advances                                            2,565            (2,565)              -               -
     Settlement of interest rate swap agreement            (1,704)                -               -          (1,704)
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities        29,641            (2,565)              -          27,076
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash provided by (used in) discontinued operations         (1,901)             (159)              -          (2,060)
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents         (252)                2               -            (250)
Cash and equivalents at the beginning of the period           532                27               -             559
----------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period         $       280                29               -             309
===================================================== ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2001
------------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                          Guarantor       Non-Guarantor
(In thousands)                                           Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net cash provided by operating activities              $   (8,818)             5,077               -           (3,741)
------------------------------------------------------ ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
     Capital expenditures                                 (15,487)              (846)              -          (16,333)
     Proceeds from disposal of assets, net                120,725                  -               -          120,725
     Other investing activities                            (2,703)                 -               -           (2,703)
------------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing activities       102,535               (846)              -          101,689
------------------------------------------------------ ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
     Proceeds from revolving credit agreements            (90,831)                 -               -          (90,831)
     Principal payments on long-term debt                     (20)                 -               -              (20)
     Payments to collateralize letters of credit           (6,000)                 -               -           (6,000)
     Proceeds from (payment of) intercompany
        advances                                            4,168             (4,168)              -                -
------------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities       (92,683)            (4,168)              -          (96,851)
------------------------------------------------------ ---------------- ----------------- --------------- ----------------
Cash provided by (used in) discontinued operations         (1,106)               (65)              -           (1,171)
------------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents          (72)                (2)              -              (74)
Cash and equivalents at the beginning of the period           310                 92               -              402
------------------------------------------------------ ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period          $      238                 90               -              328
====================================================== ================ ================= =============== ================

NOTE 14 - SHAREHOLDER RIGHTS PLAN

     On August 6, 2002, the Company's Board of Directors adopted a Shareholder Rights Plan. Under the plan, Rights will be distributed as a dividend at the rate of one Right for each share of Avado common stock, par value $0.01 per share, held by shareholders of record as of the close of business on September 4, 2002. The Rights Plan was not adopted in response to any effort to acquire control of Avado Brands.

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

NOTE 15 - EARNINGS PER SHARE INFORMATION

     The following table presents a reconciliation of weighted averages shares and earnings per share amounts.

Computation of Earnings (Loss) Per Common Share
(In thousands, except  per share data)                                      Quarter Ended                Nine Months Ended
-------------------------------------------------------------------------------------------------------------------------------
                                                                         Sept. 29,    Sept. 30,       Sept. 29,     Sept. 30,
                                                                           2002          2001            2002          2001
-------------------------------------------------------------------------------------------------------------------------------
Average number of common shares used in basic calculation                   33,102        28,680          30,740        28,530
Net additional shares issuable pursuant to employee stock
      option plans at period-end market price                                  475             - *           787             - *
Shares issuable on assumed conversion of convertible
      preferred securities                                                       - *           - *             - *           - *
-------------------------------------------------------------------------------------------------------------------------------
Average number of common shares used in diluted calculation                 33,577        28,680          31,527        28,530
===============================================================================================================================

Net earnings (loss) from continuing operations                            $  7,369       (63,856)         21,235       (69,025)
Net earnings (loss) from discontinued operations                            (9,302)         (516)        (14,290)       (1,241)
-------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                         (1,933)      (64,372)          6,945       (70,266)
Distribution savings on assumed conversion of convertible
       preferred securities, net of income taxes                                 - *            - *            - *           - *
-------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) for computation of diluted earnings per common share  $ (1,933)      (64,372)          6,945       (70,266)
===============================================================================================================================

Basic earnings (loss) per common share from continuing operations         $   0.22         (2.22)           0.69         (2.42)
Basic earnings (loss) per common share from discontinued operations          (0.28)        (0.02)          (0.46)        (0.04)
-------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                                    $  (0.06)        (2.24)           0.23         (2.46)
===============================================================================================================================

Diluted earnings (loss) per common share from continuing operations       $   0.22 *       (2.22)*          0.67 *       (2.42)*
Diluted earnings (loss per common share from discontinued operations         (0.28)        (0.02)          (0.45)        (0.04)
-------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                                  $  (0.06)        (2.24)           0.22         (2.46)
===============================================================================================================================

     * Inclusion of shares issuable pursuant to employee stock option plans and the shares related to the convertible preferred securities results in an increase to earnings (loss) per share ("EPS") in both the quarter and nine months ended September 30, 2001. For the quarter and nine months ended September 29, 2002, inclusion of shares issuable related to the convertible preferred securities results in an increase to EPS. As such shares are antidilutive, they have been excluded from the computation of diluted EPS.

Item 2.

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Third Quarter and Nine Months Ended September 29, 2002


Presentation

     In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. As a result of the adoption of SFAS 144, the Company has classified the revenues and expenses of nine Don Pablo's restaurants and two Hops restaurants which were closed in the first nine months of 2002, plus one additional Hops restaurant which was held for sale at September 29, 2002, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues and expenses of Canyon Cafe which is also held for sale (including two restaurants closed in 2002 and three restaurants closed in 2001), the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they will continue to be classified within continuing operations under the provisions of SFAS 121.As a result, the Company will restate its quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. The restated 10-Q's will present the operations of Canyon Cafe and McCormick & Schmick's as continuing operations in 2002 and 2001. Earnings of $0.1 million for the quarter ended March 31, 2002 and a loss of $0.4 million for the quarter ended June 30, 2002 and earnings of $2.6 million and $3.9 million for the quarters ended April 1, 2001 and July 1, 2001, respectively, which were previously presented as discontinued operations, will be reclassified to continuing operations in the restated 10-Q's along with the corresponding information from 2001 which will also be reclassified to continuing operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections, which will not have a material impact on the Company. The provisions of the statement related to the treatment of debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002. The Company elected to adopt SFAS 145 in the second quarter of 2002. As a result of the application of the statement, for the nine months ended September 29, 2002, the Company's $41.4 million gain, related to the repurchase of $52.4 million of its 11.75% Senior Subordinated Notes was not presented as an extraordinary item in the accompanying Consolidated Statements of Earnings (Loss). The Company has not reported any extraordinary items in prior periods and, accordingly, no prior period reclassifications were required.

Restaurant Sales

     Restaurant sales included in continuing operations for the third quarter and nine months ended September 29, 2002 were $108.4 million and $351.6 million, respectively, compared to $146.0 million and $491.7 million for the same respective periods of 2001. Declining revenues were primarily due to the August 2001 divestiture of McCormick & Schmick's. For continuing operations related to the Company's Don Pablo's and Hops brands, restaurant sales for the third quarter and nine months ended September 29, 2002 were $102.3 million and $330.5 million, respectively, compared to $112.5 million and $351.6 million for the same respective periods of 2001. Declining revenues were primarily a result of a decrease in same-store sales at Don Pablo's and Hops and a decrease in operating capacity from the closure of eight Don Pablo's and two Hops in 2001. The revenues and expenses related to nine Don Pablo's restaurants and two Hops restaurants which were closed during 2002, plus one additional Hops restaurant which is held for sale at September 29, 2002, have been included in discontinued operations in the accompanying consolidated statements of earnings. Same-store-sales for the third quarter of 2002 decreased by 8.7% at Don Pablo's and 9.4% at Hops as compared to the corresponding period of the prior year (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). On a year-to-date basis, same-store sales decreased by 6.0% at Don Pablo's and 4.8% at Hops. Declining revenues for the nine months ended September 29, 2002 were slightly offset by increased operating capacity from one new Hops restaurant opened in 2001.

Restaurant Operating Expenses

     Restaurant operating expenses included in continuing operations for the nine months ended September 29,2002 increased to 91.8% of sales compared to 90.7% of sales in the comparable period of 2001. The resulting decrease in restaurant operating margins was due primarily to the divestiture of McCormick & Schmick's which contributed to higher restaurant margins in 2001. For the quarterly period ended September 29, 2002, restaurant operating expenses decreased to 92.5% of sales compared to 94.1% in the comparable prior-year period. The absence in 2002 of higher operating margins from McCormick & Schmick's was more that offset by decreases in other operating expenses at Don Pablo's and Hops. The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the operations of the Company's Don Pablo's and Hop's brands (excluding the nine Don Pablo's and three Hops restaurants which are classified as discontinued operations) for the quarter and nine month periods ended September 29, 2002 and September 30, 2001.

--------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                   Quarter          Quarter         Nine Months      Nine Months
                                                    Ended            Ended             Ended            Ended
                                               Sept. 29, 2002    Sept. 30, 2001   Sept. 29, 2002    Sept. 30, 2001
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
Restaurant sales:
     Don Pablo's                                        60.7%             60.5%            59.3%             59.6%
     Hops                                               39.3%             39.5%            40.7%             40.4%
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
        Total restaurant sales                         100.0%            100.0%           100.0%            100.0%
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
Restaurant operating expenses:
     Food and beverage                                  27.9%             28.4%            28.1%             28.1%
     Payroll and benefits                               34.3%             32.5%            33.4%             32.2%
     Depreciation and amortization                       3.6%              3.9%             3.4%              3.8%
     Other operating expenses                           26.2%             30.7%            26.5%             27.7%
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
        Total restaurant operating expenses             92.0%             95.5%            91.4%             91.8%
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Pro forma income from restaurant operations              8.0%              4.5%             8.6%              8.2%

General and administrative expenses                      6.6%              5.6%             5.9%              5.5%
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
Pro forma operating income before special
     charges and (gain) loss on disposals                1.4%             (1.1)%            2.7%              2.7%
============================================= ================ ================= ================ =================

     Pro forma operating income from the continuing operations of Don Pablo's and Hops (before asset revaluation and other special charges and gain/loss on the disposal of assets) for the quarter and nine months ended September 29, 2002 was 1.4% of sales and 2.7% of sales, respectively, compared to an operating loss of 1.1% of sales and operating income of 2.7% of sales for the corresponding periods of 2001. The resulting increase in pro forma operating income for the quarter ended September 29, 2002 compared to the quarter ended September 30, 2001 was predominately due to decreases in marketing expenditures as a result of the Company's decision to revise its overall marketing strategy to encompass a more regional focus which significantly reduced its marketing expense. Increases in operating income were somewhat offset by declining sales volumes which generated an increase in the fixed component of payroll and benefits, general and administrative expenses and other fixed operating expenses as a percentage of sales.

     For the nine months ended September 29, 2002, increased operating expenses as a percent of sales, which resulted from declining sales volumes, were offset by (i) decreases in utility costs as a result of unseasonably warm weather during the first quarter of 2002 and (ii) decreases in costs associated with new manager training at Don Pablo's and Hops due to improved management retention. While the Company's change in marketing strategy dramatically reduced marketing expenditures during the third quarter of 2002, for the nine months ended September 29, 2002 marketing expense, as a percent of sales, was comparable to the corresponding period of 2001. Marketing expense for the continuing operations of Don Pablo's and Hops, as a percent of sales, for the quarter and nine months ended September 29, 2002 was 3.8% and 5.6%, respectively, compared to 6.5% and 5.8% for the corresponding periods of 2001.

General and Administrative Expenses

     General and administrative expenses included in continuing operations of 6.4% and 5.7% of sales for the quarter and nine months ended September 29, 2002, respectively, increased over the comparable periods of the prior year due primarily to a decline in sales volumes.

Asset Revaluation and Other Special Charges

     Third quarter 2002 asset revaluation and other special charges of $1.9 million, which were predominately non-cash, primarily reflect asset impairment charges taken to reduce the carrying value of the assets of the Canyon Cafe brand to estimated fair value. Asset revaluation and other special charges for the nine months ended September 29, 2002 include an additional $1.8 million, which reflects a $0.6 million asset impairment charge at Canyon Cafe as well as the decision to write-off $1.2 million in various capitalized costs related to future restaurant development.

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

Interest and Other Expenses

     Net interest expense for the third quarter and nine months ended September 29, 2002 was $7.3 million and $23.6 million, respectively, compared to $7.2 million and $26.5 million for the corresponding periods of the prior year. Decreased interest expense, for the nine months ended September 29, 2002, was primarily due to the divestiture of McCormick & Schmick's, the proceeds of which were used to repay $95.8 million outstanding under the Company's revolving credit facility during the third quarter of 2001. Decreases in interest expense were somewhat offset by unfavorable mark-to-market adjustments recorded during the first quarter of 2002 under a fixed-to-floating interest rate swap agreement, which was terminated on March 25, 2002, and by increased interest charges incurred primarily during the first quarter of 2002 related to past due sales and use, property and other taxes. For the quarter ended September 29, 2002, interest expense was comparable to the corresponding period of the prior year. The Company's $52.4 million repurchase of its 11.75% Senior Subordinated Notes due 2009, resulted in a $1.3 million reduction in interest expense during the third quarter of 2002. Interest expense for the corresponding period of 2001 was reduced by favorable mark-to-market adjustments related to the Company's interest rate swap agreement.

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

     Loss on disposal of assets of $0.1 million for the quarter ended September 29, 2002 reflects a $0.2 million loss related to the lease termination on a closed Canyon Cafe location which was partially offset by a $0.1 million gain on the sale of a closed Hops location.

     During the nine months ended September 29, 2002, other income related primarily to the abatement of previously incurred tax penalties. For the nine months ended September 30, 2001, other expense was primarily related to the incurrance of various tax penalties and the amortization of goodwill. For the nine months ended September 30, 2001, the Company recorded goodwill amortization of $1.6 million. As a result of the Company's first quarter 2002 adoption of SFAS 142, "Goodwill and Other Intangible Assets", goodwill is no longer being amortized.

     Income tax expense represents the effective rate of expense on earnings before income taxes for the first nine months of 2002. The tax rate is based on the Company's expected rate for the full fiscal 2002 year.

Discontinued Operations

     As discussed in Note 1 - Basis of Presentation, discontinued operations includes the revenues and expenses of nine Don Pablo's and two Hops restaurants which were closed in the first nine months of 2002, plus one additional Hops restaurant which was held for sale at September 29, 2002 and subsequently closed in November 2002. The decision to dispose of these 12 locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations. The Company expects to complete the divestiture of these locations in the next three to nine months. Subsequent to September 29, 2002, the Company closed seven additional restaurants including two Don Pablo's and five Hops restaurants. As the decision to dispose of these locations was made during the fourth quarter, they have not been classified as discontinued operations. The Company will record any appropriate asset impairment charges related to these locations, during the fourth quarter.

     Net loss from discontinued operations for the quarter and nine months ended September 29, 2002, for which no taxes have been allocated, of $9.3 million and $14.3 million, respectively, primarily reflects non-cash asset impairment charges of $8.5 million and $11.8 million, respectively, primarily to reduce the carrying value of the restaurant assets, which are held for sale, to estimated fair value. Losses from restaurant operations (before asset revaluation and other special charges and (gain) loss on disposal of assets) for the quarterly and year-to-date periods were $0.8 million and $2.5 million, respectively, on total restaurant sales from discontinued operations of $1.9 million and $9.2 million, respectively, for the 12 restaurants classified as held for sale in the quarter ended September 29, 2002.

     Net loss from discontinued operations for the quarter and nine months ended September 30, 2001 of $0.5 million (net of income tax benefit of $0.3 million) and $1.2 million (net of income tax benefit of $0.7 million) respectively, reflects losses from restaurant operations (before asset revaluation and other special charges and (gain) loss on disposal of assets) on total restaurant sales from discontinued operations of $3.7 million and $11.9 million, respectively.

Liquidity and Capital Resources

     Generally, the Company operates with negative working capital since substantially all restaurant sales are for cash while payment terms on accounts payable typically range from 0 to 45 days. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of restaurant openings and closings and the timing of settlement of liabilities. Decreases in accounts payable during the first nine months of 2002 occurred as a result of a planned reduction in various outstanding obligations with borrowings from the Company's $75.0 million refinanced credit facility. Decreases in accrued liabilities during the first nine months of 2002 occurred as a result of (i) a reduction in accrued interest due to the retirement of $52.4 million in outstanding debt related to the Company's 11.75% Senior Subordinated Notes, (ii) a reduction in accrued interest due to the payment of accrued interest and conversion of 1,307,591 shares, or $65.4 million, of the Company's Convertible Preferred Securities and (iii) the payment of previously deferred payments related to sales, use, property and other taxes.

     On March 25, 2002, the Company completed a $75.0 million credit facility (the "Credit Facility") to replace its existing credit agreement. The Credit Facility, which matures on March 25, 2005, limits total borrowing capacity at any given time to an amount equal to two and one quarter times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters ("Borrowing Base EBITDA"). The calculation of Borrowing Base EBITDA excludes the 2001 operations of McCormick & Schmick's, gains and losses on the disposal of assets, asset revaluation and other special charges, non-cash rent expense and preopening costs. The agreement provides a $35.0 million revolving credit facility, which may be used for working capital and general corporate purposes, and a $40.0 million term loan facility, which is limited to certain defined purposes, excluding working capital and capital expenditures. In certain circumstances, borrowings under the term loan facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions, casualty events, tax refunds and excess cash flow, each as defined in the Credit Facility. In addition, the lender has the right to impose certain reserves against the Company's total borrowing availability under the facility, which may limit the Company's availability on both the revolving and term loans. Lender imposed reserves against the Company's total borrowing availability, as of September 29, 2002, were $2.0 million. Irrespective of future borrowings, certain obligations will exist with respect to the agreement, including annual anniversary fees of $1.1 million and an additional fee payable at maturity of $5.1 million. The loan is secured by substantially all of the Company's assets.

     The terms of the Credit Facility, the Company's 9.75% Senior Notes due 2006 ("Senior Notes") and 11.75% Senior Subordinated Notes due 2009 ("Subordinated Notes"), $30.0 million master equipment lease and $28.4 million Hops sale-leaseback transaction collectively include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets, (ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. In conjunction with the closing of the Credit Facility, the Company terminated its interest rate swap agreement thereby eliminating any aforementioned restrictions contained in that agreement. In addition, in March 2002 the master equipment lease agreement was amended to substantially conform the covenants to the Credit Facility and certain provisions contained in the sale-leaseback agreement were also amended. In June 2002, the Company obtained an amendment to the Credit Facility which allowed the use of proceeds from the term loan facility to make the one-time payment of accrued interest related to the Company's $3.50 term convertible securities, due 2027. The amendment also increased the interest rate on revolving loans by 1.5% and increased the fees related to letter of credit accommodations by 1.0%. In the third quarter, the Company completed a second amendment to the Credit Facility which amended certain definitions relating to the payment of delinquent taxes and made other technical corrections to the agreement. Subsequent to the end of the quarter, the Company completed a third amendment to the Credit Facility which made additional technical corrections to the agreement.

     At September 29, 2002, the Company was not in compliance with certain EBITDA requirements contained in the Credit Facility and master equipment lease. The Company's failure to comply with these EBITDA requirements is a result of a decline in sales and corresponding decrease in cash flow, which has fallen below the Company's expectations. Under both of these agreements, the failure to meet the prescribed EBITDA targets represents an event of default whereby the respective creditors have the right to declare all obligations under the agreements immediately due and payable. Although neither creditor has notified the Company of its intent to do so, acceleration of the obligations would have a material adverse effect on the Company. At September 29, 2002, outstanding cash borrowings under the Credit Facility totaled $35.8 million and these obligations have been classified as current liabilities in the accompanying consolidated balance sheet. In addition, outstanding letters of credit, which are secured by the Credit Facility, totaled $15.3 million at quarter end. Remaining obligations under the master equipment lease totaled $9.2 million at September 29, 2002. In the event the obligations under the Credit Facility are accelerated, cross-default provisions contained in the indentures to the Senior Notes and Subordinated Notes would be triggered, creating an event of default under those agreements as well. At September 29, 2002, the outstanding balances of the
Senior and Subordinated notes were $116.5 million and $47.6 million respectively. In the event some or all of the obligations under the Company's credit agreements become immediately due and payable, the Company does not currently have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors.

     The Company is currently involved in discussions with its Credit Facility lenders as well as the lessor under the master equipment lease and is seeking to obtain amendments to these agreements or waivers of the covenant violations. Although these creditors have verbally indicated their intent to consider favorably the Company's requests, there can be no assurance that such waivers or amendments will be formally granted. During the continuance of an event of default, the Company is subject to a post-default interest rate under the Credit Facility, which increases the otherwise effective interest rates by three percentage points effective September 30, 2002. As a result, the Company's per annum interest rate on revolving and term loans will be 14.75% and the rate on letter of credit accommodations will be 6.50%. The Credit Facility lender also has additional rights during the continuance of an event of default including, among other things, the right to (i) make and collect certain payments on the Company's behalf, (ii) require cash collateral to secure letters of credit,
(iii) make certain investigations into the Company's activities, (iv) receive reimbursement for certain expenses incurred and (v) sell any of the collateral securing the obligations or settle, on the Company's behalf, any legal proceedings related to the collateral. Under the master equipment lease, in addition to the right to declare all future scheduled rent payments immediately due and payable, the lessor has the right, among other things, to repossess the leased equipment, which is located primarily in the Company's restaurants.

     Interest payments on the Company's Senior Notes and Subordinated Notes are due semi-annually in each June and December. Prior to the Company's repurchase of $52.4 million in face value of its outstanding Subordinated Notes in the second and third quarters of 2002, the Company's semi-annual interest payments totaled approximately $11.6 million. Subsequent to the repurchase, the Company's semi-annual interest payments will total approximately $8.5 million. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred, due to late payment of interest, and the Company utilized these provisions with respect to its June 2002 interest payments as well as its June and December 2001 interest payments. The Company's ability to make its December 2002 interest payments is dependent on the outcome of its discussions with the Credit Facility lenders. If the Company is unable to obtain an amendment to the Credit Facility or a waiver of the covenant violations, the Credit Facility lender can prevent the Company from making its interest payments. In addition, currently, the Company does not have sufficient liquidity or availability under its borrowing arrangements to make the December interest payments. Sufficient liquidity to make these payments is dependent on several management initiatives, including the realization of proceeds from the sale of assets. There can be no assurance that these initiatives will be successful.

     During the third quarter of 2002, Borrowing Base EBITDA was $24.7 million, resulting in a maximum borrowing capacity of $55.7 million. At September 29,

2002, the Company's trailing 12 months EBITDA totaled $23.7 million. Accordingly, the Company's maximum borrowing capacity will be adjusted from $55.7 million to $53.3 million in conjunction with the Company's filing of its required reports with the lender on or before November 13, 2002. At September 29, 2002, $19.6 million of cash borrowings were outstanding under the revolving portion of the Credit Facility and $16.2 million was outstanding under the term portion of the facility. At September 29, 2002, in addition to the $19.6 million of cash borrowings outstanding under the revolving facility, an additional $15.3 million of the facility was utilized to secure letters of credit, fully utilizing the maximum $35.0 million available on the revolving facility. At September 29, 2002, $2.6 million remained unused and available under the term loan facility. As a result of the upcoming reduction in the Company's borrowing base, availability on the term facility will be reduced by $2.4 million on or about November 13, 2002, while availability on the revolving facility will remain unchanged.

     Borrowings under the term loan facility during the third quarter included $3.2 million (including approximately $0.3 million in accrued interest) to repurchase $18.2 million in face value of the Company's outstanding Subordinated Notes. After a $0.7 million write-off primarily of deferred loan costs and unamortized initial issue discount on the Subordinated Notes, the Company recorded a gain on the extinguishment of $14.6 million. During the second quarter of 2002, term loan advances of $7.5 million were used to repurchase
$34.2 million in face value of Subordinated Notes and the Company recorded a gain of $26.8 million. Also in the second quarter, an additional $5.4 million of term loan proceeds were used to make a one-time payment of accrued interest, equal to $4.25 per share, to holders of the Company's $3.50 term convertible securities, due 2027 (the "TECONS"). The payment was conditional upon the holders of at least 90% of the outstanding TECONS agreeing to convert their securities into shares of common stock of the Company pursuant to the terms of the TECONS. According to the terms of the securities, each TECON can be converted, at the holders' option, into 3.3801 shares of common stock. During the second quarter, holders representing approximately 95% of the outstanding securities agreed to the terms of the offer and, in connection with the $5.4 million payment, 1,200,391 TECONS were converted into 4,057,442 shares of the Company's common stock. As a result of this transaction, the outstanding balance of the TECONS was reduced by $60.0 million.

     Principal  financing  sources in the first nine months of 2002 consisted of
(i) term loan proceeds of $16.2 million, (ii) revolving loan proceeds of $11.1 million, net of financing costs of $8.5 million, (iii) a $10.0 million refund of payments to collateralize letters of credit for the Company's self-insurance programs and (iv) proceeds of $6.5 million from disposition of assets related primarily to the McCormick & Schmick's divestiture and the sale of the real estate of a Canyon Cafe restaurant. The primary uses of funds consisted of (i) net cash used in operations of $26.7 million which included interest payments of $28.0 million primarily related to the Senior Notes, Subordinated Notes and the one-time TECON payment, in addition to operating lease payments of $18.1 million, (ii) $8.5 million, net of accrued interest of $2.2 million, for the repurchase of $52.4 million in face value of the Company's outstanding Subordinated Notes, (iii) capital expenditures of $4.7 million, and (iv) settlement of the Company's interest rate swap agreement for $1.7 million.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. The Company does not anticipate opening any new restaurants during the remainder of 2002. Capital expenditures for existing restaurants are expected to be approximately $1 million for the remainder of 2002. Capital expenditures of $4.7 million for the first nine months of 2002 relate primarily to capital spending for existing restaurants. Capital expenditures for continuing operations during the first nine months of 2001 were $16.3 million and provided for the opening of three new restaurants, as well as capital for existing restaurants.

     The Company is also exposed to certain contingent payments. Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. Provisions for losses estimated under these programs are recorded based on estimates of the aggregate liability for claims incurred. For the nine months ended September 29, 2002, claims paid under the Company's self-insurance programs totaled $3.7 million. In addition, at September 29, 2002, the Company was contingently liable for letters of credit aggregating approximately $15.3 million, relating to its insurance programs.

     The Company's 1998 Federal income tax returns are currently in the early stages of an audit by the Internal Revenue Service (IRS). The Company believes its recorded liability for income taxes is adequate to cover its exposure that may result from the ultimate resolution of the audit. Although the ultimate outcome of the audit cannot be determined at this time, the Company does not have sufficient liquidity to pay any significant portion of its recorded liability if resolution results in such amount being currently due and payable. Management does not currently expect that this will be the result, or that any resolution with respect to audit issues will be reached in the near future.

     Management has taken steps to improve cash flow from operations, including changing the Company's marketing strategy to be less reliant on expensive broadcast media, reducing overhead through consolidation of functions and personnel reductions and adjusting supervisory management level personnel in its restaurant operations. There is no assurance these efforts will be successful in improving cash flow from operations sufficiently to enable the Company to continue to meet its obligations, including scheduled interest and other required payments under its debt agreements and capital expenditures necessary to maintain its existing restaurants. During the past twelve months, the Company realized $14.5 million from the sale of assets, which has supplemented its cash flow from operations and enabled the Company to meet its obligations. For the near term, it is probable that cash flow from operations will need to be supplemented by asset sales and other liquidity improvement initiatives. There is no assurance the Company will be able to generate proceeds from these efforts in sufficient amounts to supplement cash flow from operations, thereby enabling the Company to meet its obligations.

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

Forward-Looking Information

     Certain information contained in this quarterly report, particularly information regarding the future economic performance and finances, restaurant development plans, capital requirements and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the outcome of the Company's discussion with its creditors concerning certain events of default, the outcome of the audit of the Company's 1998 Federal income tax returns, competition within the casual dining restaurant industry, which remains intense; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new restaurant development; government monetary and fiscal policies; laws and regulations; and governmental initiatives such as minimum wage rates and taxes. Other factors that may cause actual results to differ from the forward-looking statements contained in this release and that may affect the Company's prospects in general are described in Exhibit 99.1 to the Company's Form 10-Q for the fiscal quarter ended April 2, 2000, and the Company's other filings with the Securities and Exchange Commission.

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


Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Part II. Other Information

Item 3.  Defaults Upon Senior Securities

     At September 29, 2002, the Company was not in compliance with certain earnings before interest, income taxes and depreciation and amortization ("EBITDA") requirements contained in the Company's $75.0 million credit facility (the "Credit Facility") and $30.0 million master equipment lease. Under both of these agreements, the failure to meet the prescribed EBITDA targets represents an event of default whereby the respective creditors have the right to declare all obligations under the agreements immediately due and payable. Although neither creditor has notified the Company of its intent to do so, acceleration of the obligations could have a material adverse effect on the Company. At September 29, 2002, outstanding cash borrowings under the Credit Facility totaled $35.8 million and these obligations have been classified as current liabilities in the accompanying consolidated balance sheet. In addition, outstanding letters of credit, which are secured by the Credit Facility, totaled $15.3 million at quarter end. Remaining obligations under the master equipment lease totaled $9.2 million at September 29, 2002. In the event the obligations under the Credit Facility are accelerated, cross-default provisions contained in the indentures to the Company's 9.75% Senior Notes due 2006 ("Senior Notes") and 11.75% Senior Subordinated Notes due 2009 ("Subordinated Notes") would be triggered, creating an event of default under those agreements as well. At September 29, 2002, the outstanding balances of the Senior Notes and Subordinated Notes were $116.5 million and $47.6 million respectively. In the event some or all of the obligations under the Company's credit agreements become immediately due and payable, the Company does not currently have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     10.1 Amendment Number Two, dated as of September 23, 2002, to Second Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent.

     10.2  Amendment  Number  Three,  dated as of November 11,  2002,  to Second
Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent.

     11.1 Computation of earnings per common share

     99.1 Safe Harbor  Under the  Private  Securities  Litigation  Reform Act of
1995*

     99.2 Certification of Corporate Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     * Incorporated by reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.



     (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated August 6, 2002, which disclosed, pursuant to Item 5, the Company's adoption of a shareholders rights plan pursuant to a Rights Agreement.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         Avado Brands, Inc.
                                         (Registrant)




Date:   November 19, 2002                By: /s/ Louis J. Profumo
                                         ------------------------
                                         Louis J. Profumo
                                         Chief Financial Officer

                                 CERTIFICATIONS

I, Tom E. DuPree, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Avado Brands, Inc.,

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being covered.

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 19, 2002                By: /s/ Tom E. DuPree, Jr.
                                         --------------------------
                                         Tom E. DuPree, Jr.
                                         Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, Louis J. Profumo, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Avado Brands, Inc.,

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being covered.

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 19, 2002                 By: /s/ Louis J. Profumo
                                          ------------------------
                                          Louis J. Profumo
                                          Chief Financial Officer