Form 10-Q/A
period 2002-03-31
AVADO BRANDS INC
filed 2002-12-10
CIK 849101

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

                                EXPLANATORY NOTE


     This Amendment No. 1 to the Quarterly Report on Form 10-Q for Avado Brands, Inc. (the "Company") for the quarter ended March 31, 2002 is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on May 3, 2002.

     This Amendment No. 1 makes changes to Item 1 (Consolidated Financial Statements), Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 6 (Exhibits and Reports on Form 8-K) for the following reason.

     In the Company's Form 10-Q filing for the quarter ended March 31, 2002, the Company improperly presented, for all periods, the revenues and expenses of Canyon Cafe and McCormick & Schmick's as discontinued operations. This Form 10-Q/A was filed to reclassify the operations of Canyon Cafe and McCormick & Schmick's to continuing operations in the Consolidated Statements of Earnings
(Loss) and Consolidated Statements of Cash Flows. The reclassification had no impact on consolidated net loss and there were no changes to the Consolidated Balance Sheets or Consolidated Statements of Shareholders' Equity (Deficit).

     In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical period covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report.

                               AVADO BRANDS, INC.
                          QUARTERLY REPORT ON FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                      INDEX


Part I - Financial Information                                              Page

        Item 1 -  Consolidated Financial Statements:

                  Consolidated Statements of Earnings(Loss)....................4

                  Consolidated Balance Sheets..................................5

                  Consolidated Statements of Shareholders' Equity
                 (Deficit) and Comprehensive Income............................6

                  Consolidated Statements of Cash Flows........................7

                  Notes to Consolidated Financial Statements...................8

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............17

        Item 3 -  Quantitative and Qualitative Disclosures About Market Risk..22


Part II - Other Information

        Item 6 -  Exhibits and Reports on Form 8-K............................23

Signature.....................................................................24

Certifications................................................................25

Avado Brands, Inc.
Consolidated Statements of Earnings (Loss)
(Unaudited)
(In thousands, except per share data)                                                   Quarter Ended
-------------------------------------------------------------------------------------------------------------
                                                                                   Mar. 31,          Apr. 1,
                                                                                     2002             2001
-------------------------------------------------------------------------------------------------------------
                                                                                         (As Restated)
Restaurant sales:
    Canyon Cafe                                                            $          7,725            8,868
    Don Pablo's                                                                      69,216           73,671
    Hops                                                                             50,298           52,134
    McCormick & Schmick's                                                                 -           42,710
--------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                                    127,239          177,383
--------------------------------------------------------------------------------------------------------------
Restaurant operating expenses:
    Food and beverage                                                                35,898           50,108
    Payroll and benefits                                                             42,435           57,222
    Depreciation and amortization                                                     4,060            5,929
    Other operating expenses                                                         35,122           45,012
--------------------------------------------------------------------------------------------------------------
          Total restaurant operating expenses                                       117,515          158,271
--------------------------------------------------------------------------------------------------------------
General and administrative expenses                                                   6,681            8,742
Gain on disposal of assets                                                             (524)            (749)
Asset revaluation and other special charges                                             650              400
--------------------------------------------------------------------------------------------------------------
Operating income                                                                      2,917           10,719
--------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                                                            (8,233)          (9,031)
    Distribution expense on preferred securities                                     (1,115)          (1,244)
    Other, net                                                                         (412)          (1,989)
--------------------------------------------------------------------------------------------------------------
          Total other income (expense)                                               (9,760)         (12,264)
--------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                                  (6,843)          (1,545)
Income tax benefit                                                                   (1,125)            (500)
--------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                        $         (5,718)          (1,045)
==============================================================================================================
Basic earnings (loss) per common share                                     $          (0.20)           (0.04)
==============================================================================================================
Diluted earnings (loss) per common share                                   $          (0.20)           (0.04)
==============================================================================================================

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

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)                                                                                 Quarter Ended
-----------------------------------------------------------------------------------------------------------------------
                                                                                           Mar. 31,        Apr. 1,
                                                                                            2002            2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                                (As Restated)
Cash flows from operating activities:
       Net earnings (loss)                                                       $          (5,718)         (1,045)
       Adjustments to reconcile net earnings (loss) to net cash
            provided by operating activities:
                Depreciation and amortization                                                5,088           8,108
                Gain on disposal of assets                                                    (524)           (749)
                Asset revaluation and other special charges                                    650             400
                Mark-to-market adjustment on interest rate swap                                861            (532)
                (Increase) decrease in assets:
                     Accounts receivable                                                       191          (1,147)
                     Inventories                                                               (30)            170
                     Prepaid expenses and other                                                 54            (584)
                 Increase (decrease) in liabilities:
                      Accounts payable                                                      (5,730)         (3,674)
                      Accrued liabilities                                                   (7,487)          3,682
                      Income taxes                                                          (1,187)           (741)
                      Other long-term liabilities                                              (96)           (379)
-----------------------------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) operating activities        (13,928)          3,509
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                                 (1,060)         (8,422)
       Proceeds from disposal of assets and notes receivable, net                            3,666           2,727
       Additions to noncurrent assets                                                         (495)           (824)
-----------------------------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) investing activities          2,111          (6,519)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from revolving credit agreements                                            20,473           2,992
       Payment of financing costs                                                           (8,502)              -
       Principal payments on long-term debt                                                     (6)             (6)
       Settlement of interest rate swap agreement                                           (1,704)              -
       Reduction in letter of credit collateral                                              1,165               -
-----------------------------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) financing activities         11,426           2,986
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          (391)            (24)
Cash and cash equivalents at the beginning of the period                                       559             402
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                               $             168             378
=======================================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001, except as disclosed herein. The Company adopted Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible Assets", and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in the first quarter of 2002. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

     Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. For the quarter ended March 31, 2002, the Company did not have any operations that met the necessary criteria to be classified as discontinued operations under the provisions of SFAS 144. The revenues and expenses of Canyon Cafe which is held for sale (including three restaurants closed in 2001), the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001 have been classified as continuing operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they will continue to be classified within continuing operations under the provisions of SFAS 121.

NOTE 2 - RESTATEMENT OF CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

     The Company's Form 10-Q for the quarter ended March 31, 2002 was filed with the Securities and Exchange Commission on May 3, 2002. In that filing, the Company improperly presented, for all periods, the revenues and expenses of Canyon Cafe and McCormick & Schmick's as discontinued operations. This Form 10-Q/A was filed to reclassify the operations of Canyon Cafe and McCormick & Schmick's to continuing operations in the Consolidated Statements of Earnings
(Loss) and Consolidated Statements of Cash Flows. The reclassification had no impact on consolidated net loss and there were no changes to the Consolidated Balance Sheets or Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income.

     The following table presents the Company's Consolidated Statements of Earnings (Loss) for the quarters ended March 31, 2002 and April 1, 2001 as amended by this Form 10-Q/A compared to the amounts originally reported on Form 10-Q for the quarter ended March 31, 2002.

(In thousands, except per share data)                            Quarter Ended                  Quarter Ended
-------------------------------------------------------------------------------------   ----------------------------
                                                               As      As Originally          As      As Originally
                                                            Restated     Reported          Restated     Reported
                                                             Mar. 31,     Mar. 31,          Apr. 1,      Apr. 1,
                                                              2002          2002             2001         2001
-------------------------------------------------------------------------------------   ----------------------------
Restaurant sales:
    Canyon Cafe                                            $     7,725            -           8,868            -
    Don Pablo's                                                 69,216       69,216          73,671       73,671
    Hops                                                        50,298       50,298          52,134       52,134
    McCormick & Schmick's                                            -            -          42,710            -
-------------------------------------------------------------------------------------   ----------------------------
          Total restaurant sales                               127,239      119,514         177,383      125,805
-------------------------------------------------------------------------------------   ----------------------------
Restaurant operating expenses:
    Food and beverage                                           35,898       33,890          50,108       35,089
    Payroll and benefits                                        42,435       39,481          57,222       40,348
    Depreciation and amortization                                4,060        4,060           5,929        4,628
    Other operating expenses                                    35,122       32,798          45,012       32,685
-------------------------------------------------------------------------------------   ----------------------------
           Total restaurant operating expenses                 117,515      110,229         158,271      112,750
-------------------------------------------------------------------------------------   ----------------------------
General and administrative expenses                              6,681        6,416           8,742        6,501
(Gain) loss on disposal of assets                                 (524)          86            (749)        (298)
Asset revaluation and other special charges                        650            -             400          400
-------------------------------------------------------------------------------------   ----------------------------
Operating income                                                 2,917        2,783          10,719        6,452
-------------------------------------------------------------------------------------   ----------------------------
Other income (expense):
    Interest expense, net                                       (8,233)      (8,233)         (9,031)      (9,031)
    Distribution expense on preferred securities                (1,115)      (1,115)         (1,244)      (1,244)
    Other, net                                                    (412)        (412)         (1,989)      (1,548)
-------------------------------------------------------------------------------------   ----------------------------
          Total other income (expense)                          (9,760)      (9,760)        (12,264)     (11,823)
-------------------------------------------------------------------------------------   ----------------------------
Earnings (loss) from continuing operations
   before income taxes                                          (6,843)      (6,977)         (1,545)      (5,371)
Income tax benefit                                              (1,125)      (1,125)           (500)      (1,750)
-------------------------------------------------------------------------------------   ----------------------------
Net earnings (loss) from continuing operations                  (5,718)      (5,852)         (1,045)      (3,621)
-------------------------------------------------------------------------------------   ----------------------------
Discontinued operations:
   Earnings (loss) from discontinued operations, net of tax          -          134               -        2,576
-------------------------------------------------------------------------------------   ----------------------------
Net earnings (loss)                                        $    (5,718)      (5,718)         (1,045)      (1,045)
=====================================================================================   ============================

Basic earnings (loss) per common share:
    Basic earnings (loss) from continuing operations       $     (0.20)       (0.20)          (0.04)       (0.13)
    Basic earnings (loss) from discontinued operations              -            -                -         0.09
-------------------------------------------------------------------------------------   --------------------------
Basic earnings (loss) per common share                     $     (0.20)       (0.20)          (0.04)       (0.04)
=====================================================================================   ==========================

Diluted earnings (loss) per common share:
    Diluted earnings (loss) from continuing operations     $     (0.20)       (0.20)          (0.04)       (0.13)
    Diluted earnings (loss) from discontinued operations             -            -               -         0.09
-------------------------------------------------------------------------------------   --------------------------
Diluted earnings (loss) per common share                   $     (0.20)       (0.20)          (0.04)       (0.04)
=====================================================================================   ==========================

NOTE 3 - RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS

     The following table presents the Company's Consolidated Statements of Cash Flows for the quarters ended March 31, 2002 and April 1, 2001 as amended by this form 10-Q/A compared to the amounts originally reported on Form 10-Q for the quarter ended March 31, 2002.

(In thousands)                                                   Quarter Ended                  Quarter Ended
---------------------------------------------------------------------------------------   ----------------------------
                                                                 As      As Originally          As      As Originally
                                                              Restated     Reported          Restated     Reported
                                                               Mar. 31,     Mar. 31,          Apr. 1,      Apr. 1,
                                                                2002          2002             2001         2001
---------------------------------------------------------------------------------------   ----------------------------
Net cash provided by (used in) operating activities        $   (13,928)     (13,495)            3,509         (451)
Net cash provided by (used in) investing activities              2,111       (1,555)           (6,519)      (4,715)
Net cash provided by (used in) financing activities             11,426       11,426             2,986        2,986
Net cash provided by (used in) discontinued operations               -        3,233                 -        2,156
---------------------------------------------------------------------------------------   ----------------------------
  Net increase (decrease) in cash and cash equivalents     $      (391)        (391)              (24)         (24)
=======================================================================================   ============================

NOTE 4 - LONG-TERM DEBT AND LIQUIDITY

     On March 25, 2002, the Company completed a $75.0 million credit facility (the "Credit Facility") to replace its existing credit agreement. The Credit Facility, which matures on March 25, 2005, limits total borrowing capacity at any given time to an amount equal to two and one quarter times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters ("Borrowing Base EBITDA"). The calculation of Borrowing Base EBITDA excludes the 2001 operations of McCormick & Schmick's, gains and losses on the disposal of assets, asset revaluation and other special charges, non-cash rent expense and preopening costs. The agreement provides a $35.0 million revolving credit facility, which may be used for working capital and general corporate purposes, and a $40.0 million term loan facility, which is limited to certain defined purposes, excluding working capital and capital expenditures. In certain circumstances, borrowings under the term loan facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions, casualty events, tax refunds and excess cash flow, each as defined in the Credit Facility. In addition, the lender has the right to impose certain reserves against the Company's total borrowing availability under the facility, which may limit the Company's availability on both the revolving and term loans. Lender imposed reserves against the Company's total borrowing availability, as of March 31, 2002, were $9.8 million. Irrespective of future borrowings, certain obligations will exist with respect to the agreement, including annual anniversary fees of $1.1 million and an additional fee payable at maturity of $5.1 million. The loan is secured by substantially all of the Company's assets.

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

     Principal financing sources in the first quarter of 2002 consisted of (i) proceeds of $12.0 million, net of expenses of $8.5 million, from the revolving credit agreement, (ii) proceeds of $3.7 million related to the McCormick & Schmick's divestiture and (iii) a $1.2 million partial refund of payments to collateralize letters of credit for the Company's self-insurance programs. The primary uses of funds consisted of (i) capital expenditures of $1.1 million,
(ii) settlement of the Company's interest rate swap agreement for $1.7 million and (iii) net cash used in operations of $13.9 million which included interest payments of $7.2 million primarily related to the Company's 11.75% senior subordinated notes and operating lease payments of $6.2 million.

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

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. Capital expenditures of $1.1 million for the first quarter of 2002 relate primarily to capital for existing restaurants. Capital expenditures in 2001 were $17.9 million and provided for the opening of three new restaurants, as well as capital for existing restaurants.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the quarters ended March 31, 2002 and April 1, 2001, the following supplements the consolidated statements of cash flows (amounts in thousands):


                                                      2002          2001
                                                   ----------    ----------
Interest paid (net of amounts capitalized)    $      7,236         2,952
Income taxes paid (refunded)                  $         62           241

     The increase in interest paid during the first quarter of 2002 compared to the first quarter of 2001 was primarily due to the January payment of the semi-annual interest due to holders of the Company's 11.75% senior subordinated notes, which was deferred from December 2001.

NOTE 6 - ASSET REVALUATION AND OTHER SPECIAL CHARGES

     For the quarter ended March 31, 2002, asset revaluation and other special charges reflected a non-cash asset impairment charge of $0.7 million to reduce the carrying value of the assets of the Company's Canyon Cafe brand to estimated fair value.

     In the first quarter of 2001, the Company eliminated certain management positions at its corporate headquarters. Other special charges of $0.4 million reflect severance costs associated with these terminations, $0.3 million of which were paid in the first quarter.

NOTE 7 - DISPOSAL OF ASSETS

     Gain on disposal of assets of $0.5 million for the quarter ended March 31, 2002 primarily reflects an adjustment to amounts receivable from the divestiture of McCormick & Schmick's which was somewhat offset by fees incurred in connection with the first quarter termination of the Company's interest rate swap agreement.

     Gain on disposal of assets for the quarter ended April 1, 2001 reflects gains recognized from the first quarter sale of two closed restaurant locations and various other non-operating assets.

NOTE 8 - INCOME TAXES

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

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at that date. The Company adopted SFAS 142 effective at the beginning of its fiscal 2002 year. The following table discloses the Company's earnings, assuming it excluded goodwill amortization for the period ended:

(In thousands, except per share data)                     Quarter Ended
-------------------------------------------------------------------------------
                                                     March 31,       April 1,
                                                       2002           2001
-------------------------------------------------------------------------------
Net earnings (loss)                                 $ (5,718)        (1,045)
Add back:
  Goodwill amortization, net of income taxes               -            620
  Trademark amortization, net of income taxes              -              2
-------------------------------------------------------------------------------
  Adjusted net earnings (loss)                      $ (5,718)          (423)
===============================================================================

Basic earnings (loss) per share:                    $  (0.20)         (0.04)
Add back:
  Goodwill amortization, net of income taxes               -           0.02
  Trademark amortization, net of income taxes              -           0.00
-------------------------------------------------------------------------------
  Adjusted basic earnings (loss) per share          $  (0.20)         (0.02)
===============================================================================

Diluted earnings (loss) per share:                  $  (0.20)         (0.04)
Add back:
  Goodwill amortization, net of income taxes               -           0.02
  Trademark amortization, net of income taxes              -           0.00
-------------------------------------------------------------------------------
  Adjusted diluted earnings (loss) per share        $  (0.20)         (0.02)
===============================================================================


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

     In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. For the quarter ended March 31, 2002, the Company did not have any operations that met the necessary criteria to be classified as discontinued operations under the provisions of SFAS 144. The revenues and expenses of Canyon Cafe which is held for sale (including three restaurants closed in 2001), the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001 have been classified as continuing operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they will continue to be classified within continuing operations under the provisions of SFAS 121.

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

Condensed Consolidated Statement of Earnings (Loss)
Quarter Ended March 31, 2002 (As Restated)
                                                   Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                    $   113,390         13,849               -          127,239
Restaurant operating expenses                           105,068         12,447               -          117,515
General and administrative expenses                       6,049            632               -            6,681
(Gain) loss on disposal of assets                          (524)             -               -             (524)
Asset revaluation and other special charges                 650              -               -              650
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                          2,147            770               -            2,917
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                   (9,760)             -               -           (9,760)
Earnings (loss) before income taxes                      (7,613)           770               -           (6,843)
Income taxes                                             (1,252)           127               -           (1,125)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                                 $    (6,361)           643               -           (5,718)
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Earnings (Loss)
Quarter Ended April 1, 2001 (As Restated)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                   Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                     $  136,657         40,726               -           177,383
Restaurant operating expenses                           121,324         36,947               -           158,271
General and administrative expenses                       6,910          1,832               -             8,742
(Gain) loss on disposal of assets                          (749)             -               -              (749)
Asset revaluation and other special charges                 400              -               -               400
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                          8,772          1,947               -            10,719
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                  (12,019)          (245)              -           (12,264)
Earnings (loss) before income taxes                      (3,247)         1,702               -            (1,545)
Income taxes                                             (1,050)           550               -              (500)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                                  $   (2,197)         1,152               -            (1,045)
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
March 31, 2002
                                                    Guarantor      Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
ASSETS
Current assets                                   $        35,006           865                -           35,870
Premises and equipment, net                              258,001        24,562                -          282,563
Goodwill, net                                             34,920             -                -           34,920
Deferred income tax benefit                               11,620             -                -           11,620
Other assets                                              34,578            18                -           34,596
Intercompany investments                                  12,370             -          (12,370)               -
Intercompany advances                                     12,655             -          (12,655)               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $       399,149        25,445          (25,025)         399,569
================================================ ================ ================= =============== ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $       100,244           419                -          100,663
Long-term liabilities                                    238,496             -                -          238,496
Intercompany payables                                          -        12,370          (12,370)               -
Convertible preferred securities                          63,524             -                -           63,524
Shareholders' equity (deficit)                            (3,114)       12,655          (12,655)          (3,114)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $       399,149        25,445          (25,025)         399,569
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
December 30, 2001
                                                    Guarantor      Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
ASSETS
Current assets                                   $        38,927           868               -           39,795
Premises and equipment, net                              260,957        24,856               -          285,813
Goodwill, net                                             34,920             -               -           34,920
Deferred income tax benefit                               11,620             -               -           11,620
Other assets                                              26,390            18               -           26,408
Intercompany investments                                  12,370             -         (12,370)               -
Intercompany advances                                     12,647             -         (12,647)               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $       397,831        25,742         (25,017)         398,556
================================================ ================ ================= =============== ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $       113,092           725               -          113,817
Long-term liabilities                                    218,926             -               -          218,926
Intercompany payables                                          -        12,370         (12,370)               -
Convertible preferred securities                          68,559             -               -           68,559
Shareholders' equity (deficit)                            (2,746)       12,647         (12,647)          (2,746)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $       397,831        25,742         (25,017)         398,556
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Quarter Ended March 31, 2002 (As Restated)
                                                        Guarantor       Non-Guarantor
(In thousands)                                         Subsidiaries      Subsidiaries     Eliminations    Consolidated
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) operating activities   $  (15,043)           1,115               -           (13,928)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
   Capital expenditures                                     (917)            (143)              -            (1,060)
   Proceeds from disposal of assets, net                   3,666                -               -             3,666
   Other investing activities                               (495)               -               -              (495)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing activities        2,254             (143)              -             2,111
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
   Proceeds from revolving credit agreements              20,473                -               -            20,473
   Payment of financing costs                             (8,502)               -               -            (8,502)
   Principal payments on long-term debt                       (6)               -               -                (6)
   Reduction in letter of credit collateral                1,165                -               -             1,165
   Proceeds from (payment of) intercompany advances           (8)               8               -                 -
   Settlement of interest rate swap agreement             (1,704)               -               -            (1,704)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities       11,418                8               -            11,426
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents      (1,371)             980               -              (391)
Cash and equivalents at the beginning of the period          530               29               -               559
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period         $     (841)           1,009               -               168
====================================================  ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Quarter Ended April 1, 2001 (As Restated)
                                                        Guarantor      Non-Guarantor
(In thousands)                                        Subsidiaries      Subsidiaries     Eliminations    Consolidated
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) operating activities  $      (712)           4,221               -             3,509
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
   Capital expenditures                                   (8,107)            (315)              -            (8,422)
   Proceeds from disposal of assets, net                   2,727                -               -             2,727
   Other investing activities                               (824)               -               -              (824)
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing activities       (6,204)            (315)              -            (6,519)
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
   Proceeds from revolving credit agreements               2,992                -               -             2,992
   Proceeds from (payment of) intercompany advances        3,816           (3,816)              -                 -
   Other financing activities                                 (6)               -               -                (6)
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities        6,802           (3,816)              -             2,986
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents        (114)              90               -               (24)
Cash and equivalents at the beginning of the period          310               92               -               402
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period        $       196              182               -               378
==================================================== ================ ================= =============== ================

Item 2.

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      For the Quarter Ended March 31, 2002


     Management's Discussion and Anaylsis of Financial Condition and Results of Operations for the quarter ended March 31, 2002 has been revised to reflect the restatement of the Company's Consolidated Statements of Earnings (Loss) and the Consolidated Statements of Cash Flows.

Consolidated Overview of Operations

     Consolidated restaurant sales for the first quarter ended March 31, 2002 were $127.2 million compared to $177.4 million for the corresponding period of fiscal 2001. Declining revenues were primarily a result of (i) the divestiture of the Company's McCormick & Schmick's brand in August 2001, (ii) a decrease in same-store sales at Canyon Cafe, Don Pablo's and Hops and (iii) a decrease in operating capacity from the closure of four Don Pablo's restaurants at the end of the first quarter of fiscal 2001. Same-store-sales for the first quarter decreased by 12.7% at Canyon Cafe, 4.5% at Don Pablo's and 2.6% at Hops as compared to the corresponding period of the prior year (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). Declining revenues were slightly offset by increased operating capacity from one new Hops restaurant opened in 2001.

     Consolidated operating income before asset revaluation and other special charges and gain/loss on the disposal of assets for the quarter ended March 31, 2002 was $3.0 million, compared to $10.4 million for the corresponding period of 2001. Decreased operating income for the quarter was predominately related to
(i) declining sales volumes which generated an increase in fixed operating expenses as a percentage of sales, (ii) the divestiture of McCormick & Schmick's, which generated $3.5 million in operating income during the first quarter of 2001, and (iii) higher operating expenses associated with increased marketing initiatives. Decreases in operating income were somewhat offset by (i) decreases in utility costs as a result of the unseasonably warm weather during the first quarter of 2002 and (ii) decreases in costs associated with new manager training at Don Pablo's and Hops.

Restaurant Operating Expenses

     The following table sets forth the percentages, which certain items of income and expense bear to total restaurant sales for the Company's Don Pablo's and Hops brands for the quarters ended March 31, 2002 and April 1, 2001.


--------------------------------------------- ----------------- ----------------
                                                  Quarter           Quarter
                                                   Ended             Ended
                                               Mar. 31, 2002      Apr. 1, 2001
--------------------------------------------- ----------------- ----------------
Restaurant sales:
     Don Pablo's                                         57.9%             58.6%
     Hops                                                42.1%             41.4%
--------------------------------------------- ----------------- ----------------
         Total restaurant sales                         100.0%            100.0%
--------------------------------------------- ----------------- ----------------
Restaurant operating expenses:
     Food and beverage                                   28.4%             27.9%
     Payroll and benefits                                33.0%             32.1%
     Depreciation and amortization                        3.4%              3.7%
     Other operating expenses                            27.4%             25.9%
--------------------------------------------- ----------------- ----------------
         Total restaurant operating expenses             92.2%             89.6%
--------------------------------------------- ----------------- ----------------
Pro forma income from restaurant operations               7.8%             10.4%

General and administrative expenses                       5.4%              5.2%
--------------------------------------------- ----------------- ----------------
Pro forma operating income before special
     charges and (gain) loss on disposals                 2.4%              5.2%
============================================= ================= ================

     Pro forma income from restaurant operations for Don Pablo's and Hops for the quarter ended March 31, 2002 was 7.8% of sales compared to 10.4% for the corresponding period of 2001. The decrease in restaurant operating margins for the quarter was predominately due to increases in operating expenses generated by (i) declining sales volumes which generated an increase in fixed operating expenses as a percentage of sales and (ii) ongoing advertising strategies designed to build sales volumes over time at Don Pablo's and Hops which increased advertising expenditures to 6.9% and 7.1% of sales at Don Pablo's and Hops, respectively, compared to 5.4% and 4.6%, respectively, for the same periods of 2001. Decreases in operating margins were somewhat offset by (i) decreases in utility costs as a result of the unseasonably warm weather during the first quarter of 2002 and (ii) decreases in costs associated with new manager training at Don Pablo's and Hops.

General and Administrative Expenses

     General and administrative expenses for the quarter ended March 31, 2002 were 5.3% of sales compared to 4.9% of sales for the corresponding period of 2001. The resulting increase in general and administrative expenses as a percent of sales is a result of decreased leverage on fixed overhead costs due to declining sales volumes.

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

     Gain on disposal of assets of $0.5 million for the quarter ended March 31, 2002 primarily reflects an adjustment to amounts receivable from the divestiture of McCormick & Schmick's which was somewhat offset by fees incurred in connection with the first quarter termination of the Company's interest rate swap agreement.

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

     On March 25, 2002, the Company completed a $75.0 million credit facility (the "Credit Facility") to replace its existing credit agreement. The Credit Facility, which matures on March 25, 2005, limits total borrowing capacity at any given time to an amount equal to two and one quarter times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters ("Borrowing Base EBITDA"). The calculation of Borrowing Base EBITDA excludes the 2001 operations of McCormick & Schmick's, gains and losses on the disposal of assets, asset revaluation and other special charges, non-cash rent expense and preopening costs. The agreement provides a $35.0 million revolving credit facility, which may be used for working capital and general corporate purposes, and a $40.0 million term loan facility, which is limited to certain defined purposes, excluding working capital and capital expenditures. In certain circumstances, borrowings under the term loan facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions, casualty events, tax refunds and excess cash flow, each as defined in the Credit Facility. In addition, the lender has the right to impose certain reserves against the Company's total borrowing availability under the facility, which may limit the Company's availability on both the revolving and term loans. Lender imposed reserves against the Company's total borrowing availability, as of March 31, 2002, were $9.8 million. Irrespective of future borrowings, certain obligations will exist with respect to the agreement, including annual anniversary fees of $1.1 million and an additional fee payable at maturity of $5.1 million. The loan is secured by substantially all of the Company's assets.

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

     Principal financing sources in the first quarter of 2002 consisted of (i) proceeds of $12.0 million, net of expenses of $8.5 million, from the revolving credit agreement, (ii) proceeds of $3.7 million related to the McCormick & Schmick's divestiture and (iii) a $1.2 million partial refund of payments to collateralize letters of credit for the Company's self-insurance programs. The primary uses of funds consisted of (i) capital expenditures of $1.1 million,
(ii) settlement of the Company's interest rate swap agreement for $1.7 million and (iii) net cash used in operations of $13.9 million which included interest payments of $7.2 million primarily related to the Company's 11.75% senior subordinated notes and operating lease payments of $6.2 million.

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

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. Capital expenditures of $1.1 million for the first quarter of 2002 relate primarily to capital for existing restaurants. Capital expenditures in 2001 were $17.9 million and provided for the opening of three new restaurants, as well as capital for existing restaurants.

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that

Opinion. For the quarter ended March 31, 2002, the Company did not have any operations that met the necessary criteria to be classified as discontinued operations under the provisions of SFAS 144. The revenues and expenses of Canyon Cafe which is held for sale (including three restaurants closed in 2001), the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001 have been classified as continuing operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they will continue to be classified within continuing operations under the provisions of SFAS 121.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     10.1 Second Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory hereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent *

     11.1 Computation of earnings per common share

     99.1 Safe Harbor  Under the  Private  Securities  Litigation  Reform Act of
1995**

     99.2 Certification of Corporate Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     * Incorporated by reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

     ** Incorporated by reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.



     (b) Reports on Form 8-K.

     None

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             Avado Brands, Inc.
                                                (Registrant)




Date: December 10, 2002                      By: /s/ Louis J. Profumo
                                             ------------------------
                                             Louis J. Profumo
                                             Chief Financial Officer

                                 CERTIFICATIONS


I, Tom E. DuPree, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Avado Brands, Inc.,

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




Date: December 10, 2002                By: /s/ Tom E. DuPree, Jr.
                                       --------------------------
                                       Tom E. DuPree, Jr.
                                       Chairman and Chief Executive Officer

                                 CERTIFICATIONS


I, Louis J. Profumo, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Avado Brands, Inc.,

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




Date: December 10, 2002                   By: /s/ Louis J. Profumo
                                          ------------------------
                                          Louis J. Profumo
                                          Chief Financial Officer