Form 10-Q/A
period 2002-06-30
AVADO BRANDS INC
filed 2002-12-10
CIK 849101

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

                                EXPLANATORY NOTE


     This Amendment No. 1 to the Quarterly Report on Form 10-Q for Avado Brands, Inc. (the "Company") for the quarter ended June 30, 2002 is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 13, 2002.

     This Amendment No. 1 makes changes to Item 1 (Consolidated Financial Statements), Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 6 (Exhibits and Reports on Form 8-K) for the following reason.

     In the Company's Form 10-Q filing for the quarter ended June 30, 2002, the Company improperly presented, for all periods, the revenues and expenses of Canyon Cafe and McCormick & Schmick's as discontinued operations. This Form 10-Q/A was filed to reclassify the operations of Canyon Cafe and McCormick & Schmick's to continuing operations in the Consolidated Statements of Earnings
(Loss) and Consolidated Statements of Cash Flows. The reclassification had no impact on consolidated net earnings (loss) and there were no changes to the Consolidated Balance Sheets or Consolidated Statements of Shareholders' Equity (Deficit).

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

                               AVADO BRANDS, INC.
                          QUARTERLY REPORT ON FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 2002


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

                  Consolidated Balance Sheets..................................5

                  Consolidated Statements of Shareholders' Equity
                 (Deficit) and Comprehensive Income............................6

                  Consolidated Statements of Cash Flows........................7

                  Notes to Consolidated Financial Statements...................8

        Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............20

        Item 3 -  Quantitative and Qualitative Disclosures About Market Risk..26


Part II - Other Information

        Item 4 -  Submission of Matters to a Vote of Security Holders.........27

        Item 6 -  Exhibits and Reports on Form 8-K............................27

Signature.....................................................................28

Certifications................................................................29

Avado Brands, Inc.
Consolidated Statements of Earnings (Loss)
(Unaudited)
(In thousands, except per share data)                                  Quarter Ended                     Six Months Ended
--------------------------------------------------------------------------------------------    --------------------------------
                                                                 June 30,           July 1,          June 30,         July 1,
                                                                   2002              2001              2002           2001
--------------------------------------------------------------------------------------------    --------------------------------
                                                                       (As Restated)                      (As Restated)
Restaurant sales:
    Canyon Cafe                                             $       7,366             8,015            15,091          16,883
    Don Pablo's                                                    69,539            73,484           138,755         147,155
    Hops                                                           46,271            48,081            96,569         100,215
    McCormick & Schmick's                                               -            47,006                 -          89,716
--------------------------------------------------------------------------------------------    --------------------------------
          Total restaurant sales                                  123,176           176,586           250,415         353,969
--------------------------------------------------------------------------------------------    --------------------------------
Restaurant operating expenses:
    Food and beverage                                              34,442            50,136            70,340         100,244
    Payroll and benefits                                           41,873            57,174            84,308         114,396
    Depreciation and amortization                                   3,974             5,699             8,034          11,628
    Other operating expenses                                       33,215            46,364            68,337          91,376
--------------------------------------------------------------------------------------------    --------------------------------
          Total restaurant operating expenses                     113,504           159,373           231,019         317,644
--------------------------------------------------------------------------------------------    --------------------------------
General and administrative expenses                                 6,807             7,970            13,488          16,712
(Gain) loss on disposal of assets                                     414               388              (110)           (361)
Asset revaluation and other special charges                         4,448               850             5,098           1,250
--------------------------------------------------------------------------------------------    --------------------------------
Operating income                                                   (1,997)            8,005               920          18,724
--------------------------------------------------------------------------------------------    --------------------------------
Other income (expense):
    Interest expense, net                                          (8,084)          (10,347)          (16,317)        (19,378)
    Distribution expense on preferred securities                     (807)           (1,202)           (1,922)         (2,446)
    Gain on debt extinguishment                                    26,783                 -            26,783               -
    Other, net                                                        201            (3,730)             (211)         (5,719)
--------------------------------------------------------------------------------------------    --------------------------------
          Total other income (expense)                             18,093           (15,279)            8,333         (27,543)
--------------------------------------------------------------------------------------------    --------------------------------
Earnings (loss) before income taxes                                16,096            (7,274)            9,253          (8,819)
Income tax expense (benefit)                                        1,500            (2,425)              375          (2,925)
--------------------------------------------------------------------------------------------    --------------------------------
Net earnings (loss)                                         $      14,596            (4,849)            8,878          (5,894)
============================================================================================    ================================

Basic earnings (loss) per common share                      $        0.48             (0.17)             0.30           (0.21)
============================================================================================    =================================

Diluted earnings (loss) per common share                    $        0.45             (0.17)             0.29           (0.21)
============================================================================================    =================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)
---------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,          Dec. 30,
                                                                                           2002             2001
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
       Cash and cash equivalents                                                    $          934              559
       Restricted cash                                                                           -            9,978
       Accounts receivable                                                                   6,041           10,723
       Inventories                                                                           5,752            5,870
       Prepaid expenses and other                                                            3,531            2,928
       Assets held for sale                                                                  8,945            9,737
---------------------------------------------------------------------------------------------------------------------
            Total current assets                                                            25,203           39,795

Premises and equipment, net                                                                275,266          285,813
Goodwill, net                                                                               34,920           34,920
Deferred income tax benefit                                                                 11,620           11,620
Other assets                                                                                32,906           26,408
---------------------------------------------------------------------------------------------------------------------
                                                                                    $      379,915          398,556
=====================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
       Accounts payable                                                             $        9,840           15,766
       Accrued liabilities                                                                  45,156           64,265
       Current installments of long-term debt                                                   26               13
       Income taxes                                                                         34,021           33,773
---------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                       89,043          113,817

Long-term debt                                                                             213,045          215,815
Other long-term liabilities                                                                  2,076            3,111
---------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                              304,164          332,743
---------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
        Brands, Inc. 7% convertible subordinated debentures
        due March 1, 2027                                                                    3,179           68,559

Shareholders' equity:
       Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
           none issued                                                                           -                -
       Common stock, $0.01 par value. Authorized - 75,000,000 shares;
           issued - 40,478,760 shares in 2002 and 2001;
           outstanding - 33,101,929 shares in 2002 and 28,682,140 shares in 2001               405              405
       Additional paid-in capital                                                          154,637          146,139
       Retained earnings                                                                    14,189            5,311
       Treasury stock at cost; 7,376,831 shares in 2002 and 11,796,620 in 2001             (96,659)        (154,601)
---------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity (deficit)                                            72,572           (2,746)
---------------------------------------------------------------------------------------------------------------------
                                                                                    $      379,915          398,556
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
==============================================================================================================================

See accompanying notes to consolidated financial statements

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)                                                                                 Six Months Ended
------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,           July 1,
                                                                                             2002               2001
------------------------------------------------------------------------------------------------------------------------
                                                                                                  (As Restated)
Cash flows from operating activities:
       Net earnings (loss)                                                          $         8,878            (5,894)
       Adjustments to reconcile net earnings (loss) to net cash
            provided by operating activities:
                Depreciation and amortization                                                10,775            16,159
                Gain on debt extinguishment                                                 (26,783)                -
                Asset revaluation and other special charges                                   5,098             1,250
                (Gain) loss on disposal of assets                                              (110)             (361)
                Mark-to-market adjustment on interest rate swap                                 861               (86)
                (Increase) decrease in assets:
                     Accounts receivable                                                        104              (768)
                     Inventories                                                                118               (60)
                     Prepaid expenses and other                                                 514            (3,576)
                Increase (decrease) in liabilities:
                      Accounts payable                                                       (5,926)           (7,958)
                      Accrued liabilities                                                   (19,823)            6,631
                      Income taxes                                                              248            (3,118)
                      Other long-term liabilities                                              (192)             (163)
------------------------------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) operating activities         (26,238)            2,056
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                                  (3,340)          (12,358)
       Proceeds from disposal of assets and notes receivable, net                             5,639             7,206
       Additions to noncurrent assets                                                          (886)           (1,902)
------------------------------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) investing activities           1,413            (7,054)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from (repayment of) revolving credit agreements                              18,127             4,993
       Proceeds from (repayment of) term credit agreement                                    12,898                 -
       Payment of financing costs                                                            (8,502)                -
       Payment of long-term debt                                                             (5,584)                -
       Principal payments on long-term debt                                                     (13)              (13)
       Settlement of interest rate swap agreement                                            (1,704)                -
       Reduction in letter of credit collateral                                               9,978                 -
------------------------------------------------------------------------------------------------------------------------
                                Net cash provided by (used in) financing activities          25,200             4,980
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                            375               (18)
Cash and cash equivalents at the beginning of the period                                        559               402
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                 $            934               384
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

     Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. For the quarter and six months ended June 30, 2002, the Company did not have any operations that met the necessary criteria to be classified as discontinued operations under the provisions of SFAS 144. The revenues and expenses of Canyon Cafe which is held for sale (including three restaurants closed in 2001), the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001 have been classified as continuing operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they will continue to be classified within continuing operations under the provisions of SFAS 121.

NOTE 2 - RESTATEMENT OF CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

     The Company's Form 10-Q for the quarter ended June 30, 2002 was filed with the Securities and Exchange Commission on August 13, 2002. In that filing, the Company improperly presented, for all periods, the revenues and expenses of Canyon Cafe and McCormick & Schmick's as discontinued operations. This Form 10-Q/A was filed to reclassify the operations of Canyon Cafe and McCormick & Schmick's to continuing operations in the Consolidated Statements of Earnings
(Loss) and Consolidated Statements of Cash Flows. The reclassification had no impact on consolidated net earnings (loss) and there were no changes to the Consolidated Balance Sheets or Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income.

     The following table presents the Company's Consolidated Statements of Earnings (Loss) for the quarters ended June 30, 2002 and July 1, 2001 as amended by this Form 10-Q/A compared to the amounts originally reported on Form 10-Q for the quarter ended June 30, 2002.

(In thousands, except per share data)                            Quarter Ended                  Quarter Ended
-------------------------------------------------------------------------------------   ----------------------------
                                                               As      As Originally          As      As Originally
                                                            Restated     Reported          Restated     Reported
                                                             June 30,     June 30,          July, 1      July 1,
                                                              2002          2002             2001         2001
-------------------------------------------------------------------------------------   ----------------------------
Restaurant sales:
    Canyon Cafe                                            $     7,366            -           8,015            -
    Don Pablo's                                                 69,539       69,539          73,484       73,484
    Hops                                                        46,271       46,271          48,081       48,081
    McCormick & Schmick's                                            -            -          47,006            -
-------------------------------------------------------------------------------------   ----------------------------
          Total restaurant sales                               123,176      115,810         176,586      121,565
-------------------------------------------------------------------------------------   ----------------------------
Restaurant operating expenses:
    Food and beverage                                           34,442       32,554          50,136       34,067
    Payroll and benefits                                        41,873       39,007          57,174       39,628
    Depreciation and amortization                                3,974        3,974           5,699        4,752
    Other operating expenses                                    33,215       30,827          46,364       33,293
-------------------------------------------------------------------------------------   ----------------------------
           Total restaurant operating expenses                 113,504      106,362         159,373      111,740
-------------------------------------------------------------------------------------   ----------------------------
General and administrative expenses                              6,807        6,576           7,970        6,794
(Gain) loss on disposal of assets                                  414           15             388          435
Asset revaluation and other special charges                      4,448        4,448             850          850
-------------------------------------------------------------------------------------   ----------------------------
Operating income (loss)                                         (1,997)      (1,591)          8,005        1,746
-------------------------------------------------------------------------------------   ----------------------------
Other income (expense):
    Interest expense, net                                       (8,084)      (8,084)        (10,347)     (10 347)
    Distribution expense on preferred securities                  (807)        (807)         (1,202)      (1,202)
    Gain on debt extinguishment                                 26,783       26,783               -            -
    Other, net                                                     201          201          (3,730)      (3,331)
-------------------------------------------------------------------------------------   ----------------------------
          Total other income (expense)                          18,093       18,093         (15,279)     (14,880)
-------------------------------------------------------------------------------------   ----------------------------
Earnings (loss) from continuing operations
   before income taxes                                          16,096       16,502          (7,274)     (13,134)
Income tax expense (benefit)                                     1,500        1,500          (2,425)      (4,375)
-------------------------------------------------------------------------------------   ----------------------------
Net earnings (loss) from continuing operations                  14,596       15,002          (4,849)      (8,759)
-------------------------------------------------------------------------------------   ----------------------------
Discontinued operations:
   Earnings (loss) from discontinued operations, net of tax          -         (406)              -        3,910
-------------------------------------------------------------------------------------   ----------------------------
Net earnings (loss)                                        $    14,596       14,596          (4,849)      (4,849)
=====================================================================================   ============================

Basic earnings (loss) per common share:
    Basic earnings (loss) from continuing operations       $      0.48         0.49           (0.17)       (0.31)
    Basic earnings (loss) from discontinued operations               -        (0.01)              -         0.14
-------------------------------------------------------------------------------------   --------------------------
Basic earnings (loss) per common share                     $      0.48         0.48           (0.17)       (0.17)
=====================================================================================   ==========================

Diluted earnings (loss) per common share:
    Diluted earnings (loss) from continuing operations     $      0.45         0.46           (0.17)       (0.31)
    Diluted earnings (loss) from discontinued operations             -        (0.01)              -         0.14
-------------------------------------------------------------------------------------   --------------------------
Diluted earnings (loss) per common share                   $      0.45         0.45           (0.17)       (0.17)
=====================================================================================   ==========================

     The following table presents the Company's Consolidated Statements of Earnings (Loss) for the six months ended June 30, 2002 and July 1, 2001 as amended by this Form 10-Q/A compared to the amounts originally reported on Form 10-Q for the six months ended June 30, 2002.

(In thousands, except per share data)                             Six Months Ended                 Six Months Ended
-----------------------------------------------------------------------------------------    -----------------------------
                                                                   As      As Originally           As       As Originally
                                                                Restated      Reported          Restated       Reported
                                                                June 30,      June 30,           July 1,       July 1,
                                                                  2002          2002              2001           2001
-----------------------------------------------------------------------------------------    -----------------------------
Restaurant sales:
    Canyon Cafe                                            $      15,091              -            16,883              -
    Don Pablo's                                                  138,755        138,755           147,155        147,155
    Hops                                                          96,569         96,569           100,215        100,215
    McCormick & Schmick's                                              -              -            89,716              -
-----------------------------------------------------------------------------------------    -----------------------------
          Total restaurant sales                                 250,415        235,324           353,969        247,370
-----------------------------------------------------------------------------------------    -----------------------------
Restaurant operating expenses:
    Food and beverage                                             70,340         66,444           100,244         69,156
    Payroll and benefits                                          84,308         78,488           114,396         79,976
    Depreciation and amortization                                  8,034          8,034            11,628          9,380
    Other operating expenses                                      68,337         63,625            91,376         65,978
----------------------------------------------------------------------------------------     -----------------------------
          Total restaurant operating expenses                    231,019        216,591           317,644        224,490
-----------------------------------------------------------------------------------------    -----------------------------
General and administrative expenses                               13,488         12,992            16,712         13,295
(Gain) loss on disposal of assets                                   (110)           101              (361)           137
Asset revaluation and other special charges                        5,098          4,448             1,250          1,250
-----------------------------------------------------------------------------------------    -----------------------------
Operating income                                                     920          1,192            18,724          8,198
-----------------------------------------------------------------------------------------    -----------------------------
Other income (expense):
    Interest expense, net                                        (16,317)       (16,317)          (19,378)       (19,378)
    Distribution expense on preferred securities                  (1,922)        (1,922)           (2,446)        (2,446)
    Gain on debt extinguishment                                   26,783         26,783                 -              -
    Other, net                                                      (211)          (211)           (5,719)        (4,879)
-----------------------------------------------------------------------------------------    -----------------------------
          Total other income (expense)                             8,333          8,333           (27,543)       (26,703)
-----------------------------------------------------------------------------------------    -----------------------------
Earnings (loss) from continuing operations
   before income taxes                                             9,253          9,525            (8,819)       (18,505)
Income tax expense (benefit)                                         375            375            (2,925)        (6,125)
-----------------------------------------------------------------------------------------    -----------------------------
Net earnings (loss) from continuing operations                     8,878          9,150            (5,894)       (12,380)
-----------------------------------------------------------------------------------------    -----------------------------
Discontinued operations:
   Earnings (loss) from discontinued operations, net of tax            -           (272)                -          6,486
-----------------------------------------------------------------------------------------    -----------------------------
Net earnings (loss)                                        $       8,878          8,878            (5,894)        (5,894)
=========================================================================================    =============================

Basic earnings (loss) per common share:
    Basic earnings (loss) from continuing operations       $        0.30           0.31             (0.21)         (0.44)
    Basic earnings (loss) from discontinued operations                 -          (0.01)                -           0.23
-----------------------------------------------------------------------------------------    -----------------------------
Basic earnings (loss) per common share                     $        0.30           0.30             (0.21)         (0.21)
=========================================================================================    =============================

Diluted earnings (loss) per common share:
    Diluted earnings (loss) from continuing operations     $        0.29           0.30             (0.21)         (0.44)
    Diluted earnings (loss) from discontinued operations               -          (0.01)                -           0.23
-----------------------------------------------------------------------------------------    -----------------------------
Diluted earnings (loss) per common share                   $        0.29           0.29             (0.21)         (0.21)
=========================================================================================    =============================

NOTE 3 - RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS

     The following table presents the Company's Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and July 1, 2001 as amended by this form 10-Q/A compared to the amounts originally reported on Form 10-Q for the six months ended June 30, 2002.

(In thousands)                                                    Quarter Ended                 Quarter Ended
---------------------------------------------------------------------------------------   ----------------------------
                                                                 As      As Originally          As      As Originally
                                                              Restated     Reported          Restated     Reported
                                                               June 30,     June 30,          July 1,      July 1,
                                                                2002          2002             2001         2001
---------------------------------------------------------------------------------------   ----------------------------
Net cash provided by (used in) operating activities        $   (26,238)     (25,759)            2,056       (7,888)
Net cash provided by (used in) investing activities              1,413       (4,226)           (7,054)      (2,070)
Net cash provided by (used in) financing activities             25,200       25,200             4,980        4,980
Net cash provided by (used in) discontinued operations               -        5,160                 -        4,960
---------------------------------------------------------------------------------------   ----------------------------
  Net increase (decrease) in cash and cash equivalents     $       375          375               (18)         (18)
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

     Principal financing sources in the first half of 2002 consisted of (i) term loan proceeds of $12.9 million, (ii) proceeds from the revolving credit agreement of $9.6 million, net of financing costs of $8.5 million, (iii) a $10.0 million refund of payments to collateralize letters of credit for the Company's self-insurance programs and (iv) proceeds of $5.6 million related to the McCormick & Schmick's divestiture. The primary uses of funds consisted of (i) net cash used in operations of $26.2 million which included interest payments of $20.7 million primarily related to the Company's 9.75% senior notes, 11.75% senior subordinated notes and the one-time TECON payment, in addition to operating lease payments of $12.5 million, (ii) $5.6 million for the repurchase of $34.2 million in face value of the Company's outstanding 11.75% Senior Subordinated Notes, (iii) capital expenditures of $3.3 million, and (iv) settlement of the Company's interest rate swap agreement for $1.7 million.

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

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the six months ended June 30, 2002 and July 1, 2001, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                    2002           2001
                                               -------------- -------------
Interest paid (net of amounts capitalized)      $   15,285        11,501
Distributions paid on preferred securities      $    5,372             -
Income taxes paid (refunded)                    $      127           193

NOTE 6 - ASSET REVALUATION AND OTHER SPECIAL CHARGES

     Asset revaluation and other special charges of $4.4 million, for the quarter ended June 30, 2002, which were predominately non-cash, were the result of the second quarter decision to close two Don Pablo's restaurants and two Hops restaurants as well as the decision to write-off various capitalized costs related to future restaurant development. The aforementioned restaurants were subsequently closed in July 2002.

     In the first six months of 2001, asset revaluation and other special charges totaled $1.3 million. These charges included $0.7 million in severance costs associated with the elimination of certain management positions at the Company's corporate headquarters and $0.6 million related to an abandoned site.

NOTE 7 - DISPOSAL OF ASSETS

     Loss on disposal of assets of $0.4 million for the quarter ended June 30, 2002 primarily reflects a loss incurred on the sale of a closed Canyon Cafe location.

     Loss on disposal of assets of $0.4 million for the quarter ended July 1, 2001 reflects the net result of the sale of an office facility in Bedford, Texas and the sale of various other closed restaurant properties and miscellaneous assets.

NOTE 8 - GAIN ON DEBT EXTINGUISHMENT

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

NOTE 9 - INCOME TAXES

     Income tax expense represents the effective rate of expense on earnings before income taxes for the first six months of 2002. The tax rate is based on the Company's expected rate for the full fiscal 2002 year.

NOTE 10 - CONTINGENCIES

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

NOTE 11 - INTEREST RATE SWAP

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

NOTE 12 - RELATED PARTY TRANSACTIONS

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

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at that date. The Company adopted SFAS 142 effective at the beginning of its fiscal 2002 year. The following table discloses the Company's earnings, assuming it excluded goodwill amortization for the periods ended:

                                                              Quarter Ended                Six Months Ended
-----------------------------------------------------------------------------------  ------------------------------
                                                        June 30,         July 1,        June 30,       July 1,
                                                          2002            2001            2002          2001
-----------------------------------------------------------------------------------  ------------------------------
Net earnings (loss)                                    $ 14,596          (4,849)         8,878         (5,894)
Add back:
  Goodwill amortization, net of income taxes                  -             458              -            915
  Trademark amortization, net of income taxes                 -               3              -              5
------------------------------------------------------------------------------------  -----------------------------
  Adjusted net earnings (loss)                         $ 14,596          (4,388)         8,878         (4,974)
====================================================================================  =============================

Basic earnings (loss) per share:                       $   0.48           (0.17)          0.30          (0.21)
Add back:
  Goodwill amortization, net of income taxes                  -            0.02              -           0.03
  Trademark amortization, net of income taxes                 -            0.00              -           0.00
------------------------------------------------------------------------------------  -----------------------------
  Adjusted basic earnings (loss) per share             $   0.48           (0.15)          0.30          (0.18)
====================================================================================  =============================

Diluted earnings per share:                            $   0.45           (0.17)          0.29          (0.21)
Add back:
  Goodwill amortization, net of income taxes                  -            0.02              -           0.03
  Trademark amortization, net of income taxes                 -            0.00              -           0.00
-------------------------------------------------------------------------------------  ----------------------------
  Adjusted diluted earnings (loss) per share           $   0.45           (0.15)          0.29          (0.18)
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

     In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. For the quarter and six months ended June 30, 2002, the Company did not have any operations that met the necessary criteria to be classified as discontinued operations under the provisions of SFAS 144. The revenues and expenses of Canyon Cafe which is held for sale (including three restaurants closed in 2001), the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001have been classified as continuing operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they will continue to be classified within continuing operations under the provisions of SFAS 121.

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

NOTE 14 - GUARANTOR SUBSIDIARIES

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

Condensed Consolidated Statement of Earnings (Loss)
Six Months Ended June 30, 2002 (As Restated)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                     Subsidiaries     Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                 $       223,200            27,215               -          250,415
Restaurant operating expenses                            206,477            24,542               -          231,019
General and administrative expenses                       12,255             1,233               -           13,488
(Gain) loss on disposal of assets                           (110)                -               -            (110)
Other special charges                                      5,098                 -               -            5,098
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income (loss)                                     (520)            1,440               -              920
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                     8,333                 -               -            8,333
Earnings (loss) before income taxes                        7,813             1,440               -            9,253
Income taxes                                                 319                56               -              375
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                              $         7,494             1,384               -            8,878
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Earnings (Loss)
Six Months Ended July 1, 2001 (As Restated)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                     Subsidiaries     Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                 $       274,968            79,001               -          353,969
Restaurant operating expenses                            244,982            72,662               -          317,644
General and administrative expenses                       13,158             3,554               -           16,712
(Gain) loss on disposal of assets                           (361)                -               -            (361)
Asset revaluation and other special charges                1,250                 -               -            1,250
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                          15,939             2,785               -           18,724
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                   (27,107)             (436)              -          (27,543)
Earnings (loss) before income taxes                      (11,168)            2,349               -           (8,819)
Income taxes                                              (3,700)              775               -           (2,925)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                              $        (7,468)            1,574               -           (5,894)
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
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
December 30, 2001
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                     Subsidiaries     Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
ASSETS
Current assets                                   $        38,927               868               -           39,795
Premises and equipment, net                              260,957            24,856               -          285,813
Goodwill, net                                             34,920                 -               -           34,920
Deferred income tax benefit                               11,620                 -               -           11,620
Other assets                                              26,390                18               -           26,408
Intercompany investments                                  12,370                 -         (12,370)               -
Intercompany advances                                     12,647                 -         (12,647)               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $       397,831            25,742         (25,017)         398,556
================================================ ================ ================= =============== ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $       113,092               725               -          113,817
Long-term liabilities                                    218,926                 -               -          218,926
Intercompany payables                                          -            12,370         (12,370)               -
Convertible preferred securities                          68,559                 -               -           68,559
Shareholders' equity (deficit)                            (2,746)           12,647         (12,647)          (2,746)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $       397,831            25,742         (25,017)         398,556
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2002 (As Restated)
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
                                                           Guarantor      Non-Guarantor
(In thousands)                                           Subsidiaries     Subsidiaries     Eliminations     Consolidated
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) operating activities    $    (28,369)            2,131               -         (26,238)
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
     Capital expenditures                                    (2,990)             (350)              -          (3,340)
     Proceeds from disposal of assets, net                    5,639                 -               -           5,639
     Other investing activities                                (886)                -               -            (886)
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing activities           1,763              (350)              -           1,413
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
     Proceeds from revolving credit agreements               18,127                 -               -          18,127
     Proceeds from term credit agreement                     12,898                 -               -          12,898
     Payment of financing costs                              (8,502)                -               -          (8,502)
     Payment of long-term debt                               (5,584)                -               -          (5,584)
     Principal payments on long-term debt                       (13)                -               -             (13)
     Reduction in letter of credit collateral                 9,978                 -               -           9,978
     Proceeds from (payment of) intercompany
        advances                                                277              (277)              -               -
     Settlement of interest rate swap agreement              (1,704)                -               -          (1,704)
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities          25,477              (277)              -          25,200
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents         (1,129)            1,504               -             375
Cash and equivalents at the beginning of the period             530                29               -             559
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period          $       (599)            1,533               -             934
====================================================   ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Six Months Ended July 1, 2001 (As Restated)
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
                                                           Guarantor      Non-Guarantor
(In thousands)                                           Subsidiaries     Subsidiaries     Eliminations     Consolidated
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) operating activities    $     (2,876)            4,932               -           2,056
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
     Capital expenditures                                   (11,597)             (761)              -         (12,358)
     Proceeds from disposal of assets, net                    7,206                 -               -           7,206
     Other investing activities                              (1,902)                -               -          (1,902)
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing activities          (6,293)             (761)              -          (7,054)
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
     Proceeds from revolving credit agreements                4,993                 -               -           4,993
     Proceeds from (payment of) intercompany
        advances                                              4,173            (4,173)              -               -
     Other financing activities                                 (13)                -               -             (13)
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities           9,153            (4,173)              -           4,980
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents            (16)               (2)              -             (18)
Cash and equivalents at the beginning of the period             310                92               -             402
----------------------------------------------------   ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period          $        294                90               -             384
====================================================   ================ ================= =============== ================

NOTE 15 - SUBSEQUENT EVENTS

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter and six months ended June 30, 2002 has been revised to reflect the restatement of the Company's Consolidated Statements of Earnings
(Loss) and the Consolidated Statements of Cash Flows.

Consolidated Overview of Operations

     Consolidated restaurant sales for the second quarter and six months ended June 30, 2002 were $123.2 million and $250.4 million, respectively, compared to $176.6 million and $354.0 million for the same respective periods of 2001. Declining revenues were primarily a result of (i) a decrease in operating capacity from the divestiture of the Company's McCormick & Schmick's brand in August 2001, (ii) a decrease in same-store sales at Canyon Cafe, Don Pablo's and Hops and (iii) a decrease in operating capacity from the closure of four Don Pablo's restaurants at the end of the first quarter of 2001. Same-store-sales for the second quarter decreased by 8.1% at Canyon Cafe, 5.4% at Don Pablo's and 3.5% at Hops as compared to the corresponding period of the prior year (same-store-sales comparisons include all restaurants open for 18 months as of the beginning of the quarter). On a year-to-date basis, same-store sales decreased by 10.4% at Canyon Cafe, 5.1% at Don Pablo's and 3.0% at Hops. Declining revenues for the six months ended June 30, 2002 were slightly offset by increased operating capacity from one new Hops restaurant opened in 2001.

     Consolidated operating income before asset revaluation and other special charges and gain/loss on the disposal of assets for the quarter and six months ended June 30, 2002 was $2.9 million and $5.9 million, respectively, compared to $9.2 million and $19.6 million for the corresponding periods of 2001. Decreased operating income for the six months ended June 30, 2002 was predominately related to (i) declining sales volumes which generated an increase in fixed operating expenses as a percentage of sales, (ii) the divestiture of McCormick and Schmick's which generated $6.5 million and $10.0 million in operating income during the quarter and six months ended June 30, 2002, respectively and (iii) higher operating expenses associated with increased marketing initiatives. While marketing related expenses increased during the first half of 2002, in June, the Company revised its overall marketing strategy to encompass a more regional focus and dramatically reduced its marketing expenditures. As a result, management believes that consolidated marketing expense as a percent of sales will be approximately 4.5% to 5.5% for the full year 2002. Decreases in operating income were somewhat offset by (i) decreases in utility costs as a result of the unseasonably warm weather during the first quarter of 2002 and
(ii) decreases in costs associated with new manager training at Don Pablo's and Hops due to improved management retention.

     In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. For the quarter and six months ended June 30, 2002, the Company did not have any operations that met the necessary criteria to be classified as discontinued operations under the provisions of SFAS 144. The revenues and expenses of Canyon Cafe which is held for sale (including three restaurants closed in 2001), the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001have been classified as continuing operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they will continue to be classified within continuing operations under the provisions of SFAS 121.

Restaurant Operating Expenses

     The following table sets forth the percentages, which certain items of income and expense bear to total restaurant sales for the Company's Don Pablo's and Hops brands for the quarter and six month periods ended June 30, 2002 and July 1, 2001.

--------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                   Quarter           Quarter        Six Months       Six Months
                                                    Ended             Ended           Ended             Ended
                                                June 30, 2002     July 1, 2001    June 30, 2002     July 1, 2001
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
Restaurant sales:
     Don Pablo's                                        60.0%             60.4%            59.0%             59.5%
     Hops                                               40.0%             39.6%            41.0%             40.5%
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
        Total restaurant sales                         100.0%            100.0%           100.0%            100.0%
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
Restaurant operating expenses:
     Food and beverage                                  28.1%             28.0%            28.2%             28.0%
     Payroll and benefits                               33.7%             32.6%            33.4%             32.3%
     Depreciation and amortization                       3.4%              3.9%             3.4%              3.8%
     Other operating expenses                           26.6%             27.4%            27.0%             26.7%
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
        Total restaurant operating expenses             91.8%             91.9%            92.0%             90.8%
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Pro forma income from restaurant operations              8.2%              8.1%             8.0%              9.2%

General and administrative expenses                      5.7%              5.6%             5.5%              5.4%
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
Pro forma operating income before special
     charges and (gain) loss on disposals                2.5%              2.5%             2.4%              3.9%
============================================= ================ ================= ================ =================

     Pro forma income from restaurant operations for Don Pablo's and Hops for the quarter and six months ended June 30, 2002 was 8.2% and 8.0% of sales, respectively, compared to 8.1% and 9.2% of sales for the corresponding periods of 2001. The resulting decrease in restaurant operating margins for the six months ended June 30, 2002 was predominately due to increases in operating expenses generated by (i) declining sales volumes which generated an increase in fixed operating expenses as a percentage of sales and (ii) ongoing advertising strategies designed to build sales volumes over time at Don Pablo's and Hops which increased advertising expenditures to 5.9% and 5.4% of sales at Don Pablo's and Hops, respectively, compared to 5.3% and 3.9%, respectively, for the same periods of 2001. While marketing related expenses increased during the first half of 2002, in June, the Company revised its overall marketing strategy to encompass a more regional focus and dramatically reduced its marketing expenditures. As a result, management believes that consolidated marketing expense, as a percent of sales, will be approximately 4.5% to 5.5% for the full year 2002. Decreases in operating margins were somewhat offset by (i) decreases in utility costs as a result of the unseasonably warm weather during the first quarter of 2002 and (ii) decreases in costs associated with new manager training at Don Pablo's and Hops due to improved management retention.

General and Administrative Expenses

     General and administrative expenses of 5.5% and 5.4% of sales for the quarter and six months ended June 30, 2002, respectively, increased over the comparable periods of the prior year due primarily to a decline in sales volumes.

Asset Revaluation and Other Special Charges

     Asset revaluation and other special charges of $4.4 million, for the quarter ended June 30, 2002, which were predominately non-cash, were the result of the second quarter decision to close two Don Pablo's restaurants and two Hops restaurants as well as the decision to write-off various capitalized costs related to future restaurant development. The aforementioned restaurants were subsequently closed in July 2002.

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

     Gain on disposal of assets of $0.1 million for the six months ended June 30, 2002 primarily reflects a gain on an adjustment to amounts receivable from the McCormick & Schmick's divestiture which was partially offset by a first quarter loss incurred on the sale of a closed Canyon Cafe location.

     During the six months ended June 30, 2002, other expenses related primarily to the incurrence of various tax penalties. The decrease in other expenses for the six months ended June 30, 2002 was primarily related to a reduction in the incurrence of various tax penalties as compared to the first six months of 2001 and the non-amortization of goodwill as a result of the Company's first quarter 2002 adoption of SFAS 142 , "Goodwill and Other Intangible Assets". For the six months ended July 1, 2001, the Company recorded goodwill amortization of $1.8 million.

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

     Principal financing sources in the first half of 2002 consisted of (i) term loan proceeds of $12.9 million, (ii) proceeds from the revolving credit agreement of $9.6 million, net of financing costs of $8.5 million, (iii) a $10.0 million refund of payments to collateralize letters of credit for the Company's self-insurance programs and (iv) proceeds of $5.6 million related to the McCormick & Schmick's divestiture. The primary uses of funds consisted of (i) net cash used in operations of $26.2 million which included interest payments of $20.7 million primarily related to the Company's 9.75% senior notes, 11.75% senior subordinated notes and the one-time TECON payment, in addition to operating lease payments of $12.5 million, (ii) $5.6 million for the repurchase of $34.2 million in face value of the Company's outstanding 11.75% Senior Subordinated Notes, (iii) capital expenditures of $3.3 million, and (iv) settlement of the Company's interest rate swap agreement for $1.7 million.

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

     Each of the six members of the Company's Board of Directors was elected to serve a term of one year and until his or her successor is elected, and has qualified by the following votes:



                                 Affirmative              Negative
                                ------------             ----------
Tom E. DuPree, Jr.               25,744,601                665,732

Margaret E. Waldrep              25,765,429                644,904

Emilio Alvarez-Recio             26,024,194                383,139

Jerome A. Atkinson               26,026,505                383,828

William V. Lapham                26,025,467                384,866

Robert Sroka                     26,023,967                386,366



     The remaining proposal, voted on at the May 23, 2002 annual meeting of shareholders, was approved as follows:


                            Affirmative      Negative      Abstaining
                            -----------      --------      ----------
Appointment of KPMG LLP     26,239,148        145,548        25,637




Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     10.1 Amendment Number One, dated as of June 4, 2002, to Second Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent. *

     10.2 Eighth amendment, dated as of March 25, 2002, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Avado Brands, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. *

     11.1 Computation of earnings per common share

     99.1 Safe Harbor  Under the  Private  Securities  Litigation  Reform Act of
1995**

     99.2 Certification of Corporate Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     * Incorporated by reference to the corresponding exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

     ** Incorporated by reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter April 2, 2000.



     (b) Reports on Form 8-K.

     None

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             Avado Brands, Inc.
                                               (Registrant)




Date:   December 10, 2002               By: /s/ Louis J. Profumo
                                           ---------------------------
                                           Louis J. Profumo
                                           Chief Financial Officer

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




Date:   December 10, 2002            By: /s/ Tom E. DuPree, Jr.
                                        ------------------------------------
                                        Tom E. DuPree, Jr.
                                        Chairman and Chief Executive Officer

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




Date:   December 10, 2002               By: /s/ Louis J. Profumo
                                           ---------------------------
                                           Louis J. Profumo
                                           Chief Financial Officer