Form 10-K
period 2002-12-29
AVADO BRANDS INC
filed 2003-03-04
CIK 849101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002          Commission File No. 0-19542


                               AVADO BRANDS, INC.
             (Exact name of registrant as specified in its charter)

       Georgia                                          59-2778983
------------------------                           -------------------
(State of Incorporation)                             (I.R.S. Employer
                                                    Identification No.)


Hancock at Washington
   Madison, Georgia                                        30650
------------------------                            ------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

     As of June 29, 2002, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by the last sales price on that day, was $6,067,744.

     As of February 10, 2003, the number of shares of common stock outstanding was 33,101,929.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Definitive Proxy Statement for use in connection with the 2003 Annual Meeting of Shareholders is incorporated by reference, to the extent indicated under Items 10, 11, and 12 into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business............................................................3
Item 2.  Properties..........................................................7
Item 3.  Legal Proceedings...................................................8
Item 4.  Submission of Matters to a Vote of Security Holders.................9


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters................................................10
Item 6.  Selected Financial Data............................................11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........27
Item 8.  Financial Statements and Supplementary Data........................28
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................57


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................57
Item 11. Executive Compensation.............................................57
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.........................57
Item 13. Certain Relationships and Related Transactions.....................57
Item 14. Controls and Procedures............................................58


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...59

                                     PART I

Item 1.  Business

                                     General

     Avado Brands, Inc., including its wholly owned subsidiaries (the "Company" or "Avado Brands"), is a full service, casual dining restaurant company, which owns three decentralized restaurant brands. At December 29, 2002, the Company owned and operated restaurants in 29 states including 120 Don Pablo's Mexican Kitchen restaurants, 66 Hops Restaurant o Bar o Brewery restaurants and four Canyon Cafe restaurants, which were held for sale, effective December 30, 2001. For the 52-week period ended December 29, 2002, restaurant sales for continuing operations were $441.6 million compared to $589.4 million in 2001. Restaurant sales for discontinued operations were $19.3 million compared to 2001 sales of $28.8 million. Each of the brands functions on a decentralized basis with its own executive management, purchasing, recruiting, training, marketing and restaurant operations. This consumer-based operating philosophy allows the Company to gain competitive advantage by sharing best practices and centralizing non-brand critical processes such as human resources, finance, treasury, accounting and capital formation.

     In 2002, the Company continued to focus on its stated strategies of reducing debt, improving liquidity and increasing profitability. These strategies resulted in the execution of various management initiatives including, (i) the completion of a $75.0 million credit facility, (ii) the closure of under-performing restaurants, (iii) the divestiture of the Company's Canyon Cafe brand, (iv) the repurchase of outstanding public debt and (v) the induced conversion of the Company's Convertible Preferred Securities. During the first quarter of 2002, the Company completed a $75.0 million credit facility to replace its existing credit agreement and provide additional liquidity. The agreement provides a $35.0 million revolving credit facility and a $40.0 million term loan facility. Nineteen under-performing Don Pablo's and Hops locations were closed during 2002 and 11 Canyon Cafe restaurants were either closed or divested. Asset revaluation and other special charges of $67.5 million, including $22.1 million related to discontinued operations, were recorded during 2002 primarily as a result of restaurant closures and a $35.0 million writedown of goodwill pursuant to the Company's annual test of impairment of goodwill required by Statement of Financial Accounting Standards ("SFAS") No. 142, which the Company adopted effective at the beginning of 2002. No new restaurants were opened during 2002 and only three restaurants were opened during 2001 enabling the Company to focus on the operations of its existing restaurants. The Company's debt reduction strategies included the repurchase of $52.4 million in face value of its outstanding 11.75% Senior Subordinated Notes during 2002. In addition the conversion of 1,307,591 shares of the Company's outstanding Convertible Preferred Securities into common stock during 2002, reduced the
Company's outstanding obligation with respect to those securities by $65.4 million. The Company also received proceeds of $13.0 million (including $3.9 million from discontinued operations) from the sale of other non-core assets and closed restaurant locations during the year.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. As a result of the adoption of SFAS 144, the Company has classified the revenues, expenses and related assets and liabilities of 11 Don Pablo's restaurants and eight Hops restaurants which were closed in 2002, plus one additional Don Pablo's restaurant which was under contract and held for sale at December 29, 2002 and subsequently sold in February 2003, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues, expenses and related assets and liabilities of Canyon Cafe, which was substantially divested during 2002, including the revenues, expenses and related assets and liabilities for the four Canyon Cafe locations which continue to be held for sale at December 29, 2002, the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they are required to be classified within continuing operations under the provisions of SFAS 121.

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

     Don Pablo's is led by the brand's President, Robert Andreotolla. Mr. Andreotolla has over twenty years of experience in the restaurant industry and has been with Avado Brands since 1987. In 2002, Don Pablo's continued to make strides to improve its niche-leading position, including the addition of new members to the management and operational teams. Other strides included the development and implementation of new menu items, implementation of an aggressive national advertising campaign, and an improved focus on operational synergies, including improved expense category management.

     Menu. The menu offers a wide variety of entrees and combination plates, including enchiladas and tacos served with various sauces and homemade salsa plus mesquite-grilled items such as chicken and beef fajitas. The menu also includes tortilla soup, a selection of salads, Mexican-style appetizers such as quesadillas and unique desserts. During 2002, the price of a typical meal was $4.99 to $6.99 for lunch and $7.99 to $11.99 for dinner. In addition to its regular menu, Don Pablo's offers lunch specials priced from $4.99 each and a children's menu. Full bar service is also provided. Alcoholic beverages accounted for approximately 17.9% of sales in 2002.

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

     Unit Economics. In 2002, average unit volumes for the 120 restaurants that were open for the full year were $2.1 million. In 2002, Don Pablo's did not open any new restaurants and 11 under-performing restaurants were closed. These restaurants were generally in single unit markets or markets which the Company no longer intends to develop and were not generating positive cash flow.

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

     Advertising and Marketing. Don Pablo's advertising and marketing strategy combines the use of television and radio and print advertising in core markets, along with a focus on local efforts and community involvement at all locations designed to increase traffic counts and appeal to consumer desires for new and exciting tastes. In 2002, advertising expense was 5.0% of sales.

                         Hops Restaurant-Bar-Brewery

     The first Hops was opened in Clearwater, Florida in 1989. Each restaurant offers a diverse menu of popular foods, freshly prepared in a display kitchen with a strict commitment to quality and value. Additionally, each restaurant features an on-premises microbrewery. Hops is led by the brand's President, Ronald Magruder. Mr. Magruder joined Hops in 2000, bringing with him nearly 30 years of experience in the restaurant industry. He was formerly the Chairman of the Board of the National Restaurant Association, the Chief Operating Officer of CBRL Group's Cracker Barrel Old Country Store, and Vice Chairman of Darden Hospitality.

     Menu. The restaurants feature an American-style menu that includes top choice steaks, smoked baby back ribs, fresh fish, chicken and pasta dishes, deluxe burgers and sandwiches, hand-tossed salads with homemade dressings, appetizers, soups and desserts. The menu offers separate selections for children. The price of a typical meal, including beverages, ranges from $6.00 to $10.00 per person for lunch and $13.00 to $18.00 per person for dinner. Each restaurant offers four distinctive lager-style beers and ales, plus a variety of blends of these beers as well as seasonal beers, that are brewed on-premises. An observation microbrewery at each restaurant allows customers to view the entire brewing process. Full bar service is also available at each restaurant. Alcoholic beverages accounted for approximately 16.8% of sales in 2002.

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

     Unit Economics. In 2002, average unit volumes for the 66 restaurants that were open for the full year were $2.5 million. In 2002, Hops did not open any new restaurants and eight under-performing restaurants were closed. These restaurants were generally in single unit markets and were not generating positive cash flow.

     Field Management. Management is shared by four operating partners and six area supervisors who report to two regional vice presidents who report to the brand's Chief Executive Officer. Each operating partner or area supervisor is ultimately responsible for six to eight restaurants, thus facilitating a focus on quality of operations and unit profitability. The management staff of a typical restaurant consists of one managing partner and three assistant managers. Managing Partners are eligible to receive bonuses equal to a percentage of their restaurant's controllable income, subject to operating above a minimum-operating margin. Assistant managers are eligible to receive bonuses equal to a percentage of their budgeted controllable income achieved.

     Advertising and Marketing.  Hops'  advertising  and marketing  strategy has historically focused primarily on grassroots efforts utilizing special promotions in local markets and special event equipment designed to increase customer awareness and name recognition. In recent years, advertising and marketing efforts were expanded to include television advertising in core markets as well as the continued use of radio advertising, outdoor boards and print media in regional editions of national publications. In 2002, Hops introduced an aggressive coupon campaign focused on offering value and driving guest count. These strategies are expected to continue into 2003 with the continued use of television and radio advertising, print media, limited outdoor advertising, as well as ongoing grassroots programs. Limited time coupon offers will also be a part of the 2003 marketing efforts. In 2002, advertising expense was 4.4% of sales.


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

    Training. Each brand requires employees to participate in formal training programs. Management training programs generally last ten to 16 weeks and encompass three general areas, including (i) all service positions, (ii) management accounting, personnel management, and dining room and bar operations and (iii) kitchen management. Each new Don Pablo's and Hops manager also spends an additional week at the respective brand's headquarters to complete training on guest service, sales building, cost controls and employee development. Management positions at new restaurants are typically staffed with personnel who have had previous experience in a management position at another of the respective brands' restaurants. In addition, a highly experienced opening team assists in opening each restaurant. Prior to opening, all personnel undergo intensive training conducted by the restaurant opening team.

     Purchasing. Avado Brands strives to take advantage of purchasing synergies in all operational areas. The Company coordinates its food and beverage purchasing efforts whenever possible in order to obtain consistent quality items at competitive prices from reliable sources for its brands. The Company continually researches and tests various products in an effort to maintain the highest quality products and to be responsive to changing customer tastes. Overall, purchasing is the responsibility of the brands, which use one primary distributor for food products other than locally purchased produce. All food and beverage products are available on short notice from alternative, qualified suppliers. The Company has not experienced any significant delays in receiving food and beverage inventories, restaurant supplies or equipment.

     Restaurant Reporting. Financial controls are maintained through a centralized accounting system at the corporate headquarters which includes payroll, accounts payable, general ledger, treasury services and taxes. Each brand maintains their own independent operational financial analysis and support. A point-of-sale reporting system is utilized in each restaurant. Restaurant management submits to corporate and brand headquarters various daily and weekly reports of cash, deposits, sales, labor costs, etc. Physical inventories of all food, beverage and supply items are taken at least monthly. Operating results compared to prior periods and budgets are closely monitored by both brand and corporate personnel.


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


                                    Employees

     As of December 29, 2002, Avado Brands employed approximately 12,500 persons. Of those employees, approximately 150 held non-restaurant management or administrative positions, 850 were involved in restaurant management, and the remainder were engaged in the operation of restaurants. Management believes that the Company's continued success will depend to a large degree on its ability to attract and retain quality management employees. While the Company will have to continually address a level of employee attrition normally expected in the food-service industry, Avado Brands has taken steps to attract and retain qualified management personnel through the implementation of a variety of employee benefit plans, including an Employee Stock Ownership Plan, a 401(k) Plan, and an incentive stock option plan for its key employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.


Item 2.  Properties

     The  Company  owns a  renovated  historic  building  in  Madison,  Georgia, containing approximately 19,000 square feet of office space and an adjoining building containing approximately 41,000 square feet of office space. These office buildings serve as the Company's corporate headquarters as well as the headquarters of Don Pablo's. The headquarters for Hops is located in approximately 15,000 square feet of leased space in Tampa, Florida. The Company believes that its corporate and brand headquarters are sufficient for its present needs.

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

    As of February 10, 2003, the Company operated 119 Don Pablo's and 66 Hops restaurants. The Company leases the underlying real estate on which 110 of the restaurants are located and leases both the buildings and underlying real estate for an additional 31 restaurants. The remaining 44 restaurants and related real estate are owned by the Company. In addition, the Company continues to operate four Canyon Cafe restaurants, which are held for sale. The Company leases the underlying real estate on which these restaurants are located in the states of Texas and Washington.

     The following table presents restaurant locations by brand for Don Pablo's and Hops:


                                 Don Pablo's         Hops          Total
   -------------------------   ---------------   ------------  -------------

   Florida                           16               31             47
   Ohio                              16                2             18
   Texas                             13                              13
   Indiana                           11                              11
   Virginia                           7                3             10
   Minnesota                          7                2              9
   Pennsylvania                       9                               9
   Michigan                           8                               8
   Colorado                                            7              7
   South Carolina                     3                4              7
   Maryland                           5                1              6
   Tennessee                          4                2              6
   Georgia                            1                4              5
   New York                           5                               5
   North Carolina                     1                4              5
   Kentucky                           4                               4
   Oklahoma                           4                               4
   Connecticut                                         3              3
   New Jersey                         2                               2
   Delaware                           1                               1
   Illinois                           1                               1
   Iowa                               1                               1
   Mississippi                                         1              1
   Missouri                                            1              1
   Rhode Island                                        1              1
   -------------------------   ---------------   ------------  -------------
   Totals                           119               66            185
   -------------------------   ---------------   ------------  -------------



Item 3.  Legal Proceedings

     In 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. In 1998, one of these suits (Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189) was dismissed. An amended complaint, styled John Bryant, et al. vs. Apple South, Inc., et al. consolidating previous actions was filed in January 1998. During 1999, the Company received a favorable ruling from the 11th Circuit Court of Appeals relating to the remaining suit. As a result of the ruling, the District Court again considered the motion to dismiss the case, and the defendants renewed their motion to dismiss in December 1999. In June 2000, the District Court dismissed with prejudice the remaining suit. The plaintiffs appealed the court's final decision. Upon hearing the appeal, a three-judge panel reversed the motion to dismiss and gave the plaintiffs the opportunity to amend their suit and state with more particularity their allegations. The plaintiffs have made a settlement offer of $2.5 million, which has been accepted by the Company's insurer. The Company believes that the members of the class will give final consent to the insurer's offer and, in the near future, the case will be dismissed as settled, at no additional cost to the Company.

     In September 2002, the Company was named as the Defendant in an action filed in the U.S. District Court for the Middle District of Georgia. The Plaintiff, Bank of America Securities, LLC, alleges that it is owed a fee of approximately $1.0 million, relating to the Company's sale of the McCormick & Schmick's brand. The Company believes that the allegations in the complaint are without merit and plans to vigorously contest the complaint. This litigation is currently at a preliminary stage and no discovery has occurred. Thus, it is not possible for the Company to evaluate the likelihood of the plaintiff prevailing on its claims. Because this claim is a suit on a contract, the Company's existing insurance policies do not provide coverage. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year ended December 29, 2002.

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

Investor Information

     The Company's common stock currently trades on the Over-The-Counter Bulletin Board, maintained by the National Association of Securities Dealers, under the symbol "AVDO". The Company's Convertible Preferred Securities are traded on the over the counter market under the symbol "AVDOP".

Shareholder Information

     As of February 10, 2003, there were approximately 6,400 shareholders of record of the Company's common stock.

Stock Price Performance

     A summary of the high and low sales prices per share for the Company's common stock is presented below:

                                        High              Low
         ------------------------  ----------------  ---------------
         2002
         First Quarter                 $ 0.45            $ 0.16
         Second Quarter                $ 0.54            $ 0.19
         Third Quarter                 $ 0.34            $ 0.18
         Fourth Quarter                $ 0.39            $ 0.16

         2001
         First Quarter                 $ 0.88            $ 0.38
         Second Quarter                $ 0.75            $ 0.35
         Third Quarter                 $ 0.79            $ 0.25
         Fourth Quarter                $ 0.63            $ 0.08
         -------------------------  ----------------  ---------------



Dividends

     The Company has not paid any cash dividends on its common stock during the three year period ended December 29, 2002.


     Item 12 of Part III contains information concerning securities authorized for issuance under the Company's equity compensation plans.

Item 6.  Selected Financial Data

(In thousands, except per share data)
                                                            2002            2001            2000           1999         1998
-----------------------------------------------------  --------------  --------------  --------------  ------------  -----------
CONSOLIDATED STATEMENT OF EARNINGS DATA
Canyon Cafe                                             $     26,976         32,129         39,598         43,319         48,187
Don Pablo's                                             $    250,805        268,250        279,801        309,863        270,399
Hops                                                    $    163,807        173,125        168,512        144,488        106,329
McCormick & Schmick's                                   $          -        115,875        162,350        125,613        102,489
Applebee's                                              $          -              -              -         21,176        335,288
-----------------------------------------------------  --------------  --------------  --------------  ------------  ------------
Total restaurant sales                                  $    441,588        589,379        650,261        644,459        862,692
-----------------------------------------------------  --------------  --------------  --------------  ------------  ------------
Asset revaluation and other special charges             $     45,431         61,546         35,667          2,186          2,940
-----------------------------------------------------  --------------  --------------  --------------  ------------  ------------
Operating income (loss)                                 $    (38,458)       (26,154)       (27,227)        42,461         72,631
-----------------------------------------------------  --------------  --------------  --------------  ------------  ------------
Net earnings (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                                 $    (38,311)       (86,405)       (56,321)         5,470         67,744
-----------------------------------------------------  --------------  --------------  --------------  ------------  ------------
PER SHARE DATA
Basic earnings (loss) per common share from
   continued operations, before cumulative effect
   of change in accounting principle                    $      (1.22)         (3.02)         (2.19)          0.20           1.85
Diluted earnings (loss) per common share from
   continued operations, before cumulative effect
   of change in accounting principle                    $      (1.22)         (3.02)         (2.19)          0.20           1.65
Cash dividends per common share                         $       0.00           0.00           0.00         0.0575         0.0475
-----------------------------------------------------   --------------  --------------  -------------   ------------   -----------
CONSOLIDATED BALANCE SHEET DATA
Total assets                                            $    301,295        398,556        609,681        656,596        670,597
Working capital (excluding assets held for sale)        $   (118,542)       (83,759)      (120,357)       (39,497)      (210,947)
Long-term debt (excluding current installments)         $    164,031        215,815        291,507        328,076        116,978
Convertible preferred securities                        $      3,179         68,559         72,865        115,000        115,000
Shareholders' equity (deficit)                          $        265         (2,746)        87,952        112,624        112,029
------------------------------------------------------  --------------  --------------  -------------   ------------   -----------

     Consolidated Statement of Earnings Data and Per Share Data are presented for continuing operations with the exception of 1999 and 1998 which have not been restated for the 12 Don Pablo's and eight Hops restaurants which are included in discontinued operations pursuant to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 144 (See Note 1 - Basis of Presentation). The Company has also not restated 1999 and 1998 to reflect the adoption of EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer" as it was impractical to obtain the information.

     See additional discussion of financial results at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8, "Financial Statements and Supplementary Data".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For an understanding of the significant factors that influenced the performance of Avado Brands, Inc. (the "Company") during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this Form 10-K. The Company's fiscal year is a 52- or 53-week year ending on the Sunday closest to December 31. Accordingly, the following discussion is for the 52 weeks ended December 29, 2002 ("2002"), the 52 weeks ended December 30, 2001 ("2001") and the 52 weeks ended December 31, 2000 ("2000").


                          Consolidated Overview of 2002

     In 2002, the Company continued to focus on its stated strategies of reducing debt, improving liquidity and increasing profitability. These strategies resulted in the execution of various management initiatives including, (i) the completion of a $75.0 million credit facility, (ii) the closure of under-performing restaurants, (iii) the divestiture of the Company's Canyon Cafe brand, (iv) the repurchase of outstanding public debt and (v) the induced conversion of the Company's Convertible Preferred Securities. During the first quarter of 2002, the Company completed a $75.0 million credit facility to replace its existing credit agreement and provide additional liquidity. The agreement provides a $35.0 million revolving credit facility and a $40.0 million term loan facility. Nineteen under-performing Don Pablo's and Hops locations were closed during 2002 and 11 Canyon Cafe restaurants were either closed or divested. Asset revaluation and other special charges of $67.5 million, including $22.1 million related to discontinued operations, were recorded during 2002 primarily as a result of restaurant closures and a $35.0 million writedown of goodwill pursuant to the Company's annual test of impairment of goodwill required by Statement of Financial Accounting Standards ("SFAS") No. 142, which the Company adopted effective at the beginning of 2002. No new restaurants were opened during 2002 and only three restaurants were opened during 2001 enabling the Company to focus on the operations of its existing restaurants. The Company's debt reduction strategies included the repurchase of $52.4 million in face value of its outstanding 11.75% Senior Subordinated Notes during 2002. In addition the 2002 conversion of 1,307,591 shares of the Company's outstanding Convertible Preferred Securities into common stock during 2002, reduced the
Company's outstanding obligation with respect to those securities by $65.4 million. The Company also received proceeds of $13.0 million (including $3.9 million from discontinued operations) from the sale of other non-core assets and closed restaurant locations during the year.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. As a result of the adoption of SFAS 144, the Company has classified the revenues and expenses of 11 Don Pablo's restaurants and eight Hops restaurants which were closed in 2002, plus one additional Don Pablo's restaurant which was under contract and held for sale at December 29, 2002 and subsequently sold in February 2003, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues, expenses and related assets and liabilities of Canyon Cafe, which was substantially divested during 2002, including the revenues, expenses and related assets and liabilities for the four Canyon Cafe locations which continue to be held for sale at December 29, 2002, the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they are required to be classified within continuing operations under the provisions of SFAS 121.


       Comparison of Historical Results - Fiscal Years 2002, 2001 and 2000

Restaurant Sales

     Restaurant sales for 2002 decreased 25.1% to $441.6 million from $589.4 million in 2001. Declining revenues were primarily due to the divestitures of Canyon Cafe in 2002 and McCormick & Schmick's in 2001. For continuing operations related to the Company's Don Pablo's and Hops brands, restaurant sales for 2002 were $414.6 million compared to $441.4 million in 2001. Declining revenues were primarily a result of a decrease in same-store sales at Don Pablo's and Hops and a decrease in operating capacity from the closure of eight Don Pablo's and two Hops in 2001. The revenues and expenses related to 11 Don Pablo's restaurants and eight Hops restaurants which were closed during 2002, plus one additional Don Pablo's restaurant which is held for sale at December 29, 2002, have been included in discontinued operations for all periods presented in the accompanying consolidated statements of earnings. Same-store sales for 2002 decreased by approximately 6% at Don Pablo's and 5% at Hops as compared to 2001 (same-store sales comparisons included all restaurants open for 18 months as of the beginning of 2002).

     Restaurant sales for 2001 decreased 9.4% to $589.4 million from $650.3 million in 2000 reflecting decreased sales at Don Pablo's, Hops and Canyon Cafe coupled with a decline in revenue associated with the divestiture of the Company's McCormick & Schmick's brand. For continuing operations related to the Company's Don Pablo's and Hops brands, restaurant sales for 2001 were $441.4 million compared to $448.3 million in 2000. The decrease in 2001 sales for these brands, as well as Canyon Cafe sales, was attributable to a slight decrease in operating capacity as well as declining same-store-sales. The decrease in Don Pablo's and Hops' operating capacity was generated by the closure of 10 restaurants during the first quarter of 2001, which was partially offset by a full-year's sales from 12 restaurants opened in 2000 and a partial year's sales from 1 restaurant opened in the first quarter of 2001. Canyon Cafe's operating capacity decreased by 15% due to the closure of 3 restaurants during the first quarter of 2001, which was partially offset by a full-year's sales from 1 restaurant opened in 2000. Same-store-sales comparisons for 2001 (for restaurants open a full 18 months at the beginning of 2001) were approximately 2% lower at Don Pablo's and 1% lower at Hops. Sales were adversely impacted during the year by continued economic uncertainty as well as the terrorist attacks on the United States.


Operating Expenses

     The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the operations of the Company's restaurants for the years ended 2002, 2001 and 2000.

Fiscal                                             2002       2001       2000
-------------------------------------------------------------------------------
Restaurant sales:
  Canyon Cafe                                      6.1 %      5.5 %      6.1 %
  Don Pablo's                                     56.8       45.5       43.0
  Hops                                            37.1       29.4       25.9
  McCormick & Schmick's                              -       19.6       25.0
-------------------------------------------------------------------------------
    Total restaurant sales                       100.0      100.0      100.0
-------------------------------------------------------------------------------
Operating expenses:
  Food and beverage                               28.3       28.5       29.1
  Payroll and benefits                            33.8       32.4       31.8
  Depreciation and amortization                    3.4        3.3        3.6
  Other operating expenses                        26.8       26.6       25.0
  General and administrative expenses              6.0        5.3        5.7
  Loss (gain) on disposal of assets                0.1       (2.1)       3.5
  Asset revaluation and other special charges     10.3       10.4        5.5
-------------------------------------------------------------------------------
    Total operating expenses                     108.7      104.4      104.2
-------------------------------------------------------------------------------
Operating loss                                    (8.7)%     (4.4)      (4.2)%
-------------------------------------------------------------------------------


Food and Beverage Costs

     Food and beverage costs, as a percent of sales, decreased 0.2% in 2002 due primarily to the divestiture of McCormick & Schmick's in the third quarter of 2001. Prior to divestiture, food and beverage costs, as a percent of sales, for the McCormick & Schmick's brand were higher than the overall Company average. For 2001, food and beverage costs as a percent of sales decreased by 0.6% as a result of continued efforts to maximize purchasing synergies at Don Pablo's and Hops.

Payroll and Benefit Costs

     Payroll and benefit costs, as a percent of sales, increased 1.4% in 2002 predominately due to declining sales volumes at each of the Company's brands which generated an increase in the fixed component of payroll and benefits. For 2001, payroll and benefits costs, as a percent of sales, increased 0.6%. This increase was primarily a result of an increase in the number of management positions at Hops coupled with the restructuring of management bonus programs and an increase in hourly labor as a percent of sales resulting from a decline in sales volumes at Canyon Cafe, Don Pablo's and Hops.


Depreciation and Amortization

     Depreciation and amortization, as a percent of sales, increased 0.1% in 2002 primarily due to declining sales volumes. These increases were somewhat offset by the discontinuation of depreciation expense on the fixed assets of 11 Don Pablo's and eight Hops restaurants which were closed during the year. In 2001, a 0.3% decrease in depreciation expense, as a percent of sales, was related to (i) the discontinuation of depreciation expense on the fixed assets of 13 under-performing restaurants which were closed in the first quarter of 2001, (ii) the discontinuation, beginning in June, of depreciation related to the McCormick & Schmick's assets which were sold during the third quarter of 2001, (iii) a reduction in depreciation related to the Canyon Cafe assets which were classified as held for sale at December 30, 2001 and (iv) the completion of a sale-leaseback transaction, during the fourth quarter of 2000, which reduced depreciation expense and increased rent expense.


Other Operating Expenses

     Other operating expenses, as a percent of sales, increased 0.2% in 2002 primarily as a result of declining sales volumes which generated an increase in the fixed component of other operating expenses. These increases were somewhat offset by (i) decreases in utility costs as a result of unseasonably warm weather during the first quarter of 2002 and (ii) decreases in costs associated with new manager training at Don Pablo's and Hops due to improved management retention. In 2001, other operating expenses, as a percent of sales, increased 1.6%. This increase was a result of (i) increased advertising expenditures at Hops, (ii) an increase in rent expense, due in part to a sale-leaseback transaction completed in the fourth quarter of 2000 that reduced debt and related interest expense as well as depreciation expense, (iii) an increase in utility costs affecting substantially all of the Company's restaurants and (iv) an increase in training costs at Don Pablo's related to a focus on customer service initiatives and the timing of new-manager training. Increased operating expenses were somewhat offset by a decrease in preopening expenses resulting from only one new restaurant opened in 2001 compared to 12 restaurants opened during 2000.


General and Administrative Expenses

     General and administrative expenses were 6.0% of sales in 2002 compared to 5.3% in 2001 and 5.7% in 2000. The increase in 2002 over 2001 was primarily due to a decline in sales volumes. The decrease in 2001 over 2000 was primarily attributable to synergies gained from the consolidation of the Don Pablo's and Canyon Cafe headquarters into the Madison, Georgia corporate office facility in the second quarter of 2000 and the elimination of certain management positions in the first quarter of 2001. As a result, decreasing sales volumes did not generate a corresponding increase in general and administrative expenses as a percent of sales.


Loss (Gain) on Disposal of Assets

     Loss on disposal of assets of $0.6 million for 2002 reflects a $0.7 million loss related to the divestiture of Canyon Cafe and $0.5 million in losses on the sale of various restaurant properties. These losses were partially offset by a $0.6 million gain related to an adjustment to amounts receivable from the divestiture of McCormick & Schmick's.

     A gain on disposal of assets of $12.4 million in 2001 reflects the sale of McCormick & Schmick's which was somewhat offset by the write off of deferred loan costs associated with the Company's revolving credit facility which was repaid with proceeds from the sales transaction, as well as the net result of the sale of an office facility in Bedford, Texas and the sale of various closed restaurant properties and miscellaneous assets. In addition, the Company recorded a gain of $6.9 million generated by a 2001 amendment to its interest rate swap agreement. In 2000, the loss on disposal of assets of $22.8 million primarily reflects the sale of a 20-percent equity interest in United
Kingdom-based  Belgo  Group  PLC for $8.5  million  and the  commitment  to exit unprofitable U.S. joint venture investments with Belgo Group PLC and PizzaExpress PLC. In 2000, the Company also recorded charges to adjust certain assets held for sale, including the office facility in Bedford, Texas, to estimated net realizable value. In addition, certain corporate assets, which were not expected to have a future value, were written off.


Asset Revaluation and Other Special Charges

     Asset revaluation and other special charges totaled $45.4 million in 2002. These charges, which were predominately non-cash, included a $7.0 million asset impairment charge related primarily to underperforming restaurants and costs associated with sites that are no longer expected to be developed, a $3.2 million reduction to the carrying value of the Company's assets held for sale related primarily to Canyon Cafe and a $35.0 million write off of goodwill related to the Hops brand. The goodwill impairment charge was recorded as a result of the Company's annual test of impairment as required by SFAS No. 142, "Goodwill and Other Intangible Assets", which was adopted effective at the beginning of 2002. Under SFAS 142, the Company is required to evaluate goodwill for impairment by comparing the fair value of the related reporting unit to the reporting unit's carrying value. Beginning in fiscal 2002, the Company determined that Hops meets the requirements of a separate reporting unit and assessed goodwill for possible transition impairment and concluded that there was no impairment of goodwill. At the beginning of the fourth quarter of 2002, the Company determined the fair value of the Hops brand based on an internal valuation of its historical and projected operating performance and restaurant development plans. Based on the Company's estimated fair value, it was determined that the fair value of Hops exceeded its carrying value indicating potential goodwill impairment. Under SFAS 142, the indication of goodwill impairment requires the completion of an additional evaluation whereby an "implied" fair value of goodwill is identified. This implied value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a manner similar to a purchase price allocation. Any residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Using this methodology, the Company determined that the implied fair value of the Hops goodwill was $0. Accordingly, an impairment charge was recorded to write off the full balance of Hops goodwill as of December 29, 2002. The decrease in Hops' fair value and corresponding goodwill impairment charge was a result of a decline in the brand's 2002 sales and operating performance which prompted the Company to close eight underperforming locations and to halt new restaurant development in the near term. In addition, the fair value of the brand was impacted by overall economic uncertainty which has negatively impacted the Company's restaurants.

     In 2001, asset revaluation and other special charges totaled $61.5 million. These charges, which were predominately non-cash, included a $45.0 million non-cash asset impairment charge at Canyon Cafe. A continued deterioration of sales and corresponding lack of operating performance improvement resulted in a carrying amount of assets which exceeded the sum of expected future cash flows associated with such assets. As a result, an impairment loss was recorded, under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", based on the difference between the estimated fair value and the carrying amount of the Canyon Cafe assets. During the fourth quarter of 2001, the Company finalized its decision to divest the Canyon Cafe brand. At December 29, 2002 and December 30, 2001, the assets and liabilities of Canyon Cafe have been classified as assets held for sale. The Company also recorded an asset impairment charge of $3.6 million related primarily to under-performing Don Pablo's and Hops restaurants along with an $11.1 million allowance against the ultimate realization of notes receivable from Tom E. DuPree, Jr., the Company's Chairman and Chief Executive Officer. The allowance on Mr. DuPree's notes was established based on the estimated fair value of the underlying collateral which secured the notes. The remaining $1.8 million in asset revaluation and other special charges was attributable primarily to employee severance and other payroll related costs.

     In 2000, asset revaluation and other special charges totaled $35.7 million. These charges, which were predominately noncash, reflect the fourth quarter decision to close 13 underperforming restaurants including four Don Pablo's, three Canyon Cafes and two Hops restaurants which were closed in early January 2001 and four additional Don Pablo's which were closed in March 2001. The Company recorded a $22.3 million charge related to these closings which included adjusting the underlying fixed assets to estimated net realizable value as well as accruals for lease terminations and other related closing costs. The Company also recorded an asset revaluation charge of $8.6 million generated primarily by the lack of significant new restaurant development planned for the next several years including the write off of costs associated with sites that are no longer expected to be developed in addition to other related development costs which are not anticipated to be fully recoverable. In addition, in connection with the consolidation of the Don Pablo's and Canyon Cafe office facilities and the conclusion of the strategic alternatives evaluation, the Company recorded charges in the second and third quarters of $3.2 million related to employee severance and other costs associated with the office consolidations and $1.6 million associated with the completion of the strategic alternatives evaluation.


Interest and Other Expenses

     Net interest expense for 2002 was $31.1 million compared to $35.3 million in 2001. Decreased interest expense for 2002 was primarily due to the divestiture of McCormick & Schmick's, the proceeds of which were used to repay $95.8 million outstanding under the Company's revolving credit facility during the third quarter of 2001, and the Company's $52.4 million repurchase, during 2002, of its 11.75% Senior Subordinated Notes due 2009, which resulted in a $3.1 million reduction in interest expense during 2002. Decreases in interest expense were somewhat offset by unfavorable mark-to-market adjustments recorded during the first quarter of 2002 under a fixed-to-floating interest rate swap agreement, which was terminated on March 25, 2002, and by increased interest charges incurred primarily during the first quarter of 2002 related to past due sales and use, property and other taxes.

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

     Distribution expense on preferred securities relates to the Company's $3.50 term convertible securities with a liquidation preference of $50 per security and convertible into 3.3801 shares of Avado Brands common stock for each security (the "TECONS"). Expenses related to these securities have decreased as a result of the conversion of 86,128 of the securities into 291,115 shares of common stock during 2001, coupled with 1,307,591 additional conversions in 2002 into 4,419,789 shares of common stock all of which were issued from treasury stock. The Company has the right to defer quarterly distribution payments on the Convertible Preferred Securities for up to 20 consecutive quarters and has deferred all such payments beginning with the December 1, 2000 payment until December 1, 2005. The Company may pay all or any part of the interest accrued during the extension period at any time.

     In June 2002, the Company made a one-time distribution payment of accrued interest, totaling $5.4 million or $4.25 per share, to holders of its TECONS. Of the 1,307,591 shares converted during 2002, 1,200,391 were converted in conjunction with this distribution payment. As a result of these conversions, annual distribution expense on the remaining TECONS outstanding will be approximately $0.2 million.

     During 2002, other income related primarily to the abatement of previously recorded sales, use and property tax penalties. In 2001 and 2000, other expense included amortization of goodwill. As a result of the Company's first quarter 2002 adoption of SFAS 142, "Goodwill and Other Intangible Assets", no goodwill amortization was recorded in 2002.

     Other expenses during 2001 relate primarily to amortization of goodwill and the incurrence of various tax penalties in addition to other miscellaneous non-operating and typically non-recurring income and expenses. These expenses increased in 2001 compared to 2000 primarily due to the incurrence of tax penalties.


Income Tax Expense

     Although the Company incurred a loss from continuing and discontinued operations before income taxes of $63.1 million for 2002, the Company recorded an income tax expense for the year of $0.4 million. This was principally due to the write-down of the Hops goodwill of $35.0 million, including $20.8 million that was not deductible for tax purposes. As a result of this permanent book-tax basis difference, income tax benefit for 2002 was $15.0 million, before the additional tax expense of $15.4 million for the increase in the valuation allowance for deferred tax assets.

     In 2001, the Company incurred a loss from continuing and discontinued operations before income taxes of $84.1 million, however, the Company recorded an income tax expense for the year of $11.2 million. This was partly due to the sale of McCormick & Schmick's being treated as an asset sale for tax purposes. For financial statement purposes, goodwill of approximately $49.6 million relating to the assets sold reduced the reported gain on sale, but was not deductible for tax purposes. In addition, the $45.0 million write down of Canyon Cafe assets included approximately $33.5 million of goodwill that is non-deductible for tax purposes. Primarily as a result of these significant permanent book-tax basis differences, income tax expense for 2001 was $0.4 million, before the additional tax expense of $10.8 million for the increase in the valuation allowance for deferred tax assets.

     The Company's 1998 Federal income tax returns are currently being audited by the Internal Revenue Service. The Company believes its recorded liability for income taxes of $35.0 million as of December 29, 2002 is adequate to cover its exposure that may result from the ultimate resolution of the audit. Although the ultimate outcome of the audit cannot be determined at this time, the Company does not have sufficient liquidity to pay any significant portion of its recorded liability if resolution results in such amount being currently due and payable. Management does not currently expect that this will be the result, or that any resolution with respect to audit issues will be reached in the near future. Because the audit is in process, and any amount that ultimately may be payable has not been determined by the IRS, no amounts are shown in the Contractual Cash Obligations table.


Discontinued Operations

     As discussed in Note 1 - Basis of Presentation, discontinued operations includes the revenues, expenses and related assets and liabilities of 11 Don Pablo's and eight Hops restaurants which were closed during 2002, plus one additional Don Pablo's restaurant which was under contract and held for sale at December 29, 2002 and subsequently sold in February 2003. The decision to dispose of these 20 locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and its desire to use the proceeds from the sale of under performing restaurants to reduce debt. The Company expects to complete the divestiture of these locations in 2003.

     Net loss from discontinued operations for 2002, for which no taxes have been allocated, of $25.1 million primarily reflects non-cash asset impairment charges of $22.1 million, primarily to reduce the carrying value of the restaurant assets, which are held for sale, to estimated fair value. Operating losses were $25.1 million for 2002, on total restaurant sales from discontinued operations of $19.3 million.

     Net loss from discontinued operations for 2001, for which no taxes have been allocated, of $8.9 million primarily reflects non-cash asset impairment charges of $4.8 million, primarily to reduce the carrying value of the restaurant assets to estimated fair value. Operating losses were $8.9 million for 2001, on total restaurant sales from discontinued operations of $28.8 million.

     Net loss from discontinued operations for 2000 of $3.2 million (net of income tax benefit of $2.1 million) primarily reflects non-cash asset impairment charges of $2.5 million, primarily to reduce the carrying value of the restaurant assets to estimated fair value. Operating losses were $5.2 million for 2000, on total restaurant sales from discontinued operations of $30.3 million.


                         Liquidity and Capital Resources

     Generally, the Company operates with negative working capital since substantially all restaurant sales are for cash while payment terms on accounts payable typically range from 0 to 45 days. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of restaurant openings and closings and the timing of settlement of liabilities. Decreases in accounts payable during 2002 occurred as a result of a planned reduction in various outstanding obligations with borrowings from the Company's $75.0 million refinanced credit facility. Decreases in accrued liabilities occurred as a result of (i) a reduction in accrued interest due to the retirement of $52.4 million in outstanding debt related to the Company's 11.75% Senior Subordinated Notes, (ii) a reduction in accrued interest due to the payment of accrued interest and conversion of 1,307,591 shares, or $65.4 million, of the Company's Convertible Preferred Securities and (iii) the payment of previously deferred payments related to sales, use, property and other taxes.

     On March 25, 2002, the Company completed a $75.0 million credit facility (the "Credit Facility") to replace its existing credit agreement. The Credit Facility limits total borrowing capacity at any given time to an amount equal to two and one quarter times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters ("Borrowing Base EBITDA"). The calculation of Borrowing Base EBITDA excludes the 2001 operations of McCormick & Schmick's, gains and losses on the disposal of assets, asset revaluation and other special charges, non-cash rent expense and preopening costs. The agreement provides a $35.0 million revolving credit facility, which may be used for working capital and general corporate purposes, and a $40.0 million term loan facility, which is limited to certain defined purposes, excluding working capital and capital expenditures. In certain circumstances, borrowings under the term loan facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions, casualty events, tax refunds and excess cash flow, each as defined in the Credit Facility. In addition, the lender has the right to impose certain reserves against the Company's total borrowing availability under the facility, which may limit the Company's availability on both the revolving and term loans. The loan is secured by substantially all of the Company's assets.

     In June 2002, the Company obtained an amendment to the Credit Facility which allowed the use of proceeds from the term loan facility to make the one-time payment of accrued interest related to the Company's $3.50 term convertible securities, due 2027. In the third quarter, the Company completed a second amendment to the Credit Facility which amended certain definitions relating to the payment of delinquent taxes and made other technical corrections to the agreement. During the fourth quarter, the Company completed a third amendment, dated November 11, 2002, and fourth amendment, dated December 27, 2002, to the Credit Facility. The third amendment made additional technical corrections to the agreement. Under the fourth amendment, the Credit Facility lenders agreed to forbear from exercising their remedies until May 31, 2003 with respect to certain events of default related to the Company's failure to meet its September 29, 2002 EBITDA target. The amendment increased the interest rate to 15.75% for revolving and term borrowings and to 7.5% for letter of credit accommodations. The fourth amendment also revised certain financial covenants and added a new covenant which requires the Company to reduce its obligations (including cash borrowings and letter of credit commitments) under the facility to $0 by May 25, 2003 in accordance with the following schedule.

              Date                   Maximum Obligations
              ------------------     -------------------
              January 26, 2003       $50,000,000
              February 23, 2003      $41,000,000
              March 30, 2003         $31,000,000
              April 27, 2003         $15,000,000
              May 25, 2003           $0

     In connection with the fourth amendment, the Company incurred an amendment and waiver fee of $8.5 million. The fee was paid-in-kind by being added to the principal balance of the Company's outstanding term borrowings. Under the terms of the fourth amendment, $6.5 million of the waiver fee will be refunded by the lender by reducing the principal balance of the outstanding term loans by $6.5 million if (i) by April 27, 2003 the Company has reduced all cash borrowings (excluding the refundable $6.5 million fee) to $0, (ii) by April 27, 2003 the Company has collateralized its letter of credit commitments either with cash collateral of 105% or through back-up letters of credit and (iii) by May 25, 2003 all letters of credit secured by the Credit Facility have been returned to the issuer without being drawn. Subsequent to December 29, 2002, the Company successfully reduced its obligations to comply with the maximum obligations requirement for the periods ended January 26, 2003 and February 23, 3003.

     Due to the Company's requirement to reduce the outstanding balance of the Credit Facility to $0 by May 25, 2003, the balance of the facility at December 29, 2002 has been classified as a current liability in the accompanying consolidated balance sheet. At December 29, 2002, $11.6 million of cash borrowings were outstanding under the revolving portion of the Credit Facility and $19.2 million was outstanding under the term portion of the facility, including the $6.5 million refundable portion of the amendment and waiver fee. In addition to the $11.6 million of cash borrowings outstanding under the revolving facility, an additional $15.3 million of the facility was utilized to secure letters of credit. Lender imposed reserves against the Company's total borrowing availability, as of December 29, 2002, were $5.8 million. At December 29, 2002, $7.8 million of the total facility remained unused and available.

     During the fourth quarter of 2002, Borrowing Base EBITDA resulted in a maximum borrowing capacity of $53.3 million. At December 29, 2002, the Company's trailing 12 months EBITDA will result in the Company's maximum borrowing capacity being adjusted from $53.3 million to $49.3 million in conjunction with the Company's filing of its required reports with the lender on or about February 27, 2003. As a result of the upcoming reduction in the Company's borrowing base, total availability on the facility will be reduced by $4.0 million on or about February 27, 2003, however the availability cannot exceed the maximum borrowing obligations, as amended, noted in the table above at the respective dates. Subsequent to December 29, 2002, the Company used revolving loan advances to make the interest payments under its 9.75% Senior Notes due 2006 ("Senior Notes") and 11.75% Senior Subordinated Notes due 2009 ("Subordinated Notes") of $5.7 million and $2.8 million, respectively. In addition to its currently outstanding borrowings, the Company will be required to pay an anniversary fee of $1.1 million on March 25, 2003 and will be required to pay a termination fee of $1.7 million if the Credit Facility is terminated prior to March 25, 2003. This fee escalates to $3.6 million if the Credit Facility termination occurs subsequent to March 25, 2003.

     The Company has suffered from recurring losses from operations, has an accumulated deficit and has a secured credit facility which is due May 25, 2003 that raise substantial doubt about the Company's ability to continue as a going concern. Sufficient liquidity to make the scheduled debt reductions under the amended Credit Facility and other required debt service and lease payments is dependent primarily on the realization of proceeds from the sale of assets, cash flow from operations and obtaining alternative financing sources. There can be no assurance that these initiatives will be successful.

     In the event the Company is not able to meet its debt reduction obligations or other financial covenant targets under the Credit Facility, an event of default would occur. During the continuance of an event of default, the Company would be subject to a post-default interest rate under the Credit Facility which increases the otherwise effective interest rates by three percentage points. As a result, the Company's per annum interest rate on revolving and term loans would be 18.75% and the rate on letter of credit accommodations would be 10.50%. In addition to the right to declare all obligations immediately due and payable, the Credit Facility lender also has additional rights during the continuance of an event of default including, among other things, the right to (i) make and collect certain payments on the Company's behalf, (ii) require cash collateral to secure letters of credit, (iii) make certain investigations into the Company's activities, (iv) receive reimbursement for certain expenses incurred and (v) sell any of the collateral securing the obligations or settle, on the Company's behalf, any legal proceedings related to the collateral. In addition, in the event the amounts due under the Credit Facility are accelerated, cross-default provisions contained in the indentures to the Company's Senior Notes and Subordinated Notes would be triggered, creating an event of default under those agreements as well. At December 29, 2002, the outstanding balances of the Senior and Subordinated Notes were $116.5 million and $47.6 million respectively. An event of default under the Credit Facility would result in a cross-default under the master equipment lease but would not result in a cross-default under the sale-leaseback agreement. In the event some or all of the obligations under the Company's credit agreements become immediately due and payable, the Company does not currently have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors.

     The terms of the amended Credit Facility, the Company's Senior Notes and Subordinated Notes, master equipment lease and Hops sale-leaseback transaction collectively include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets, (ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. In conjunction with the closing of the Credit Facility, the Company terminated its interest rate swap agreement thereby eliminating any aforementioned restrictions contained in that agreement. In addition, in March 2002 the master equipment lease agreement was amended to substantially conform the covenants to the Credit Facility. At December 29, 2002, the Company was in compliance with the requirements contained in the Credit Facility, as amended. The Company was also in compliance with the terms of the Senior Notes and Subordinated Notes. The Company was not in compliance with a net worth requirement contained in its sale-leaseback agreement. The lessor, however, has waived this requirement until March 31, 2004 at which time the minimum net worth requirement will be $150.0 million. The Company is also not in compliance with certain financial covenants contained in the master equipment lease. Under the master equipment lease, the failure to meet the financial covenants represents an event of default whereby the creditor has the right to, among other things, declare all obligations under the agreement immediately due and payable and to repossess the leased equipment, which is located primarily in the Company's restaurants. Although the lessor has not notified the Company of its intent to do so, acceleration of the obligations would have a material adverse effect on the Company. At December 29, 2002, remaining obligations under the master equipment lease totaled $7.6 million. The continuing event of default under the master equipment lease does not result in cross-defaults under the Company's Senior Notes, Subordinated Notes or sale-leaseback agreement and the cross default under the Credit Agreement has been waived. Although the lessor has not notified the Company of any intent to accelerate its obligations, there can be no assurances that the lessor will not exercise such remedies.

The following table summarizes the Company's future contractual cash obligations:

Contractual Cash Obligations                  2003          2004          2005          2006          2007    Thereafter
-------------------------------------------------------------------------------------------------------------------------
Credit Facility - principal payment        $30,809             -             -             -             -             -
Credit Facility - interest payments          1,645             -             -             -             -             -
Credit Facility - anniversary fee            1,100             -             -             -             -             -
Credit Facility - termination fee            1,700             -             -             -             -             -
Senior Notes - principal payment                 -             -             -      $116,500             -             -
Senior Notes - interest payments            11,359       $11,359       $11,359         5,679             -             -
Subordinated Notes -
   principal payment                             -             -             -             -             -       $47,625
Subordinated Notes -
   interest payments                         5,596         5,596         5,596         5,596        $5,596         8,394
Convertible Preferred Securities
   - principal payments                          -             -             -             -             -         3,179
Convertible Preferred Securities
   - distribution payments                     223           223           531           223           223         4,283
Minimum operating lease
   payments                                 24,094        16,073        14,819        13,186        11,494        71,577
-------------------------------------------------------------------------------------------------------------------------
Total                                      $76,526       $33,251       $32,305      $141,184       $17,313      $135,058
-------------------------------------------------------------------------------------------------------------------------

     The preceding schedule summarizes the Company's contractual payment obligations as they existed at December 29, 2002. Actual payments may differ from these amounts due primarily to interest and principal payments on the Credit Facility and additional operating lease payments for new development as well as the extension of existing lease agreements. Further, the Company's minimum lease payment obligations under its sale-leaseback agreement, included above, totaled $69.5 million at December 29, 2002. On March 31, 2004, the covenants of such agreement will require that the Company have a minimum net worth, as defined, of $150.0 million. The approximate amount of minimum lease payments due at that date are $65.2 million.

     Interest payments on the Company's Senior Notes and Subordinated Notes are due semi-annually in each June and December. Prior to the Company's repurchase of $52.4 million in face value of its outstanding Subordinated Notes in the second and third quarters of 2002, the Company's semi-annual interest payments totaled approximately $11.6 million. Subsequent to the repurchase, the Company's semi-annual interest payments will total approximately $8.5 million. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred, due to late payment of interest, and the Company utilized these provisions with respect to its June and December 2002 interest payments as well as its June and December 2001 interest payments. The Company's ability to make its June 2003 interest payments is dependent on the outcome of its initiatives to sell assets and obtain alternative lending sources.

     Principal financing sources in 2002 consisted of (i) term loan proceeds of $19.2 million including $8.5 million borrowed to pay the Credit Facility fourth amendment fee, (ii) a $10.0 million refund of payments to collateralize letters of credit for the Company's self-insurance programs, (iii) proceeds of $9.1 million from disposition of assets related primarily to the McCormick & Schmick's and Canyon Cafe divestitures, and (iv) revolving loan proceeds of $3.1 million, net of financing costs of $8.5 million, The primary uses of funds consisted of (i) net cash used in operations of $26.0 million which included interest payments of $29.4 million primarily related to the Senior Notes, Subordinated Notes and the one-time TECON payment, a credit facility amendment and waiver fee of $8.5 million, and operating lease payments of $24.6 million,
(ii) $8.5 million, net of accrued interest of $2.2 million, for the repurchase of $52.4 million in face value of the Company's outstanding Subordinated Notes,
(iii) capital expenditures of $5.4 million, and (v) settlement of the Company's interest rate swap agreement for $1.7 million.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. The Company does not have any contractual obligations to open any new restaurants during 2003. Capital expenditures for existing restaurants are expected to be approximately $4.5 million in 2003.
Capital expenditures of $5.4 million for 2002 relate primarily to capital spending for existing restaurants. Capital expenditures for during 2001 were $17.6 million and provided for the opening of three new restaurants, as well as capital for existing restaurants.

     The Company is also exposed to certain contingent payments. In connection with the Applebee's, Harrigan's and Canyon Cafe divestiture transactions completed during 2002, 1999 and 1998, the Company remains contingently liable for lease obligations relating to 86 Applebee's restaurants eight Harrigan's restaurants and eight Canyon Cafe restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $34.7 million. Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company has increased the amounts of its deductibles for workers' compensation and general liability to $500,000 per claim in 2002 compared to $250,000 per claim in 2001. Losses in excess of these risk retention levels are covered by insurance which management considers as adequate. Provision for losses expected under these programs are recorded based upon estimates of the liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and future development based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. For 2002, claims paid under the Company's self-insurance programs totaled $4.9 million. In addition, at December 29, 2002, the Company was contingently liable for letters of credit aggregating approximately $15.3 million, relating primarily to its insurance programs. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations

     The Company's 1998 Federal income tax returns are currently being audited by the Internal Revenue Service. The Company believes its recorded liability for income taxes of $35.0 million as of December 29, 2002 is adequate to cover its exposure that may result from the ultimate resolution of the audit. Although the ultimate outcome of the audit cannot be determined at this time, the Company does not have sufficient liquidity to pay any significant portion of its recorded liability if resolution of the audit results in such amount being currently due and payable. Management does not currently expect that this will be the result, or that any resolution with respect to audit issues will be reached in the near future. Because the audit is in process, and any amount that ultimately may be payable has not been determined by the IRS, no amounts are shown in the Contractual Cash Obligations table above.

     Management has taken steps to improve cash flow from operations, including changing the Company's marketing strategy to be less reliant on expensive broadcast media, reducing overhead through consolidation of functions and personnel reductions and adjusting supervisory management level personnel in its restaurant operations. There is no assurance these efforts will be successful in improving cash flow from operations sufficiently to enable the Company to continue to meet its obligations, including scheduled interest and other required payments under its debt and lease agreements and capital expenditures necessary to maintain its existing restaurants. During 2002, the Company realized $13.0 million from the sale of assets (including $3.9 from discontinued operations), which supplemented its cash provided by financing activities and enabled the Company to meet its obligations. For the near term, cash flow from operations will need to be supplemented by asset sales and other liquidity improvement initiatives including obtaining new financing sources. There is no assurance the Company will be able to generate proceeds from these efforts in sufficient amounts to supplement cash flow from operations, thereby enabling the Company to meet its debt and lease obligations. In addition, there is no assurance the Company will be able to comply with the financial covenants of its debt and lease agreements.


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

     Premises and Equipment. The Company records premises and equipment at historical cost and depreciates these assets on a straight-line basis over their estimated useful lives. Costs capitalized by the Company also include certain direct costs associated with acquiring land and leaseholds and developing new restaurant sites. In most instances, the Company estimates the useful lives of buildings to be 30 years and equipment to be 7 years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, including renewal periods, or the estimated useful life of the asset. Impairment of assets is recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS 144 requires the Company to review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company can be impacted by changes in the estimated useful lives of its assets or impairment resulting from assets being carried in excess of fair value.

     Discontinued Operations. Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. As a result of the adoption of SFAS 144, the Company has classified the revenues, expenses and related assets and liabilities of 11 Don Pablo's restaurants and eight Hops restaurants which were closed in 2002, plus one additional Don Pablo's restaurant which was under contract and held for sale at December 29, 2002 and subsequently sold in February 2003, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues, expenses and related assets and liabilities of Canyon Cafe which is also held for sale, the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they will continue to be classified within continuing operations under the provisions of SFAS 121.

     Intangible Assets. The 1997 acquisitions of Canyon Cafe, Hops and McCormick & Schmick's generated significant goodwill balances (representing the excess of purchase price over fair value of net assets acquired). Goodwill was amortized over the expected period to be benefited, typically 40 years, using the straight-line method. In 2001, in accordance with the provisions of SFAS No. 121, the Company recorded a $38.1 million impairment charge at Canyon Cafe which reflected the impairment of the goodwill associated with that acquisition. In addition, the 2001 divestiture of McCormick & Schmick's resulted in the elimination of the goodwill generated by that acquisition. At December 30, 2001 and during 2002 the Company's recorded goodwill balance related solely to Hops. Beginning in fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and ceased amortizing goodwill. Under SFAS 142, the Company is required to annually evaluate goodwill for impairment by comparing the fair value of the related reporting unit to the reporting unit's carrying value. Beginning in fiscal 2002, the Company determined that Hops meets the requirements of a separate reporting unit and assessed goodwill for possible transition impairment and concluded that there was no impairment of goodwill. At the beginning of the fourth quarter of 2002, the Company determined the fair value of the Hops brand based on an internal valuation of its historical and projected operating performance and restaurant development plans. Based on the Company's estimated fair value, it was determined that the fair value of Hops exceeded its carrying value indicating potential goodwill impairment. Under SFAS 142, the indication of goodwill impairment requires the completion of an additional evaluation whereby an "implied" fair value of goodwill is identified.

This implied value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a manner similar to a purchase price allocation. Any residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Using this methodology, the Company determined that the implied fair value of the Hops goodwill was $0. Accordingly, an impairment charge was recorded to write off the full balance of Hops goodwill as of December 29, 2002. The decrease in Hops' fair value and corresponding goodwill impairment charge was a result of a decline in the brand's 2002 sales and operating performance which prompted the Company to close eight underperforming locations and to halt new restaurant development in the near term. In addition, the fair value of the brand was impacted by overall economic uncertainty which has negatively impacted the Company's restaurants.

     Insurance Programs. Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company has increased the amounts of its deductibles for workers' compensation and general liability to $500,000 per claim in 2002 compared to $250,000 per claim in 2001. Losses in excess of these risk retention levels are covered by insurance which management considers as adequate. Provision for losses expected under these programs are recorded based upon estimates of the liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and future development based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. Management continually evaluates the potential for changes in loss estimates and the potential for future adverse loss developments in these areas is highly uncertain.

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


                           Forward-Looking Information

     Certain information contained in this annual report, particularly information regarding the future economic performance and finances, restaurant development plans, capital requirements and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the outcome of the Company's discussion with its creditors concerning events of default; future compliance with debt covenants; the ability to meet principal and interest payments as well as pay fees due in 2003; the outcome of the IRS audit of the Company's 1998 Federal income tax returns, competition within the casual dining restaurant industry, which remains intense; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new restaurant development; government monetary and fiscal policies; laws and regulations; and governmental initiatives such as minimum wage rates and taxes. Other factors that may cause actual results to differ from the forward-looking statements contained in this release and that may affect the Company's prospects in general are described in Exhibit 99.1 to the Company's Form 10-Q for the fiscal quarter ended April 2, 2000, and the Company's other filings with the Securities and Exchange Commission.


                        Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments (see Note 2), and requires additional disclosure of information about goodwill and other intangible assets. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at that date. The Company adopted SFAS 142 effective at the beginning of its fiscal 2002 year.

     The following table discloses the Company's consolidated losses, assuming it excluded goodwill amortization for the periods ended:

                                                        2002            2001         2000
--------------------------------------------------------------------------------------------
Net loss                                             $ (63,429)       (95,260)     (65,734)
Add back:
  Goodwill amortization, net of income taxes                 -          2,194        2,581
  Trademark amortization, net of income taxes                -             14           14
--------------------------------------------------------------------------------------------
   Adjusted net loss                                 $ (63,429)       (93,052)     (63,139)
--------------------------------------------------------------------------------------------
Basic loss per share                                 $   (2.02)         (3.33)       (2.55)
Add back:
   Goodwill amortization, net of income taxes                -           0.08         0.10
   Trademark amortization, net of income taxes               -              -            -
--------------------------------------------------------------------------------------------
   Adjusted basic loss per share                     $   (2.02)         (3.25)       (2.45)
--------------------------------------------------------------------------------------------
Diluted loss per share                               $   (2.02)         (3.33)       (2.55)
Add back:
  Goodwill amortization, net of income taxes                 -           0.08         0.10
  Trademark amortization, net of income taxes                -              -            -
--------------------------------------------------------------------------------------------
   Adjusted diluted loss per share                   $   (2.02)         (3.25)       (2.45)
--------------------------------------------------------------------------------------------

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 in the first quarter of fiscal 2003 and does not expect the adoption of this standard to have a material impact on its results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. As a result of the adoption of SFAS 144, the Company has classified the revenues and expenses of 11 Don Pablo's restaurants and eight Hops restaurants which were closed in 2002, plus one additional Don Pablo's restaurant which was held for sale at December 29, 2002, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues and expenses of Canyon Cafe which is also held for sale, the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, they are required to be classified within continuing operations under the provisions of SFAS 121.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections, which will not have a material impact on the Company. The provisions of the statement related to the treatment of debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002. The Company elected to adopt SFAS 145 in the second quarter of 2002. As a result of the application of the statement, for fiscal 2002, the Company's $41.4 million gain, related to the repurchase of $52.4 million of its Subordinated Notes is not presented as an extraordinary item in the accompanying Consolidated Statements of Loss. The Company has not reported any extraordinary items in prior periods and, accordingly, no prior period reclassifications were required.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 supersedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 eliminates the provisions of EITF 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Although the Company does not expect the adoption of this statement to have a material adverse impact on its results of operations or financial position, it may impact the timing of expense recognition as the Company continues to execute its strategy of reducing debt with proceeds from the sale of assets.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employee's", the adoption of SFAS 148 has no impact on the Company's financial condition or results of operations.

     In November 2001, the EITF reached a consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF 01-9 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products and generally any other offers that entitle a customer to receive a reduction in the price of a product. Under EITF 01-9, the reduction in the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. The Company adopted EITF 01-9 in fiscal 2002. Prior to adopting this pronouncement, the Company recognized sales incentives as restaurant operating expenses. As a result of adopting EITF 01-9, sales incentives were reclassified as a reduction of sales for all periods presented. Amounts reclassified were $7.1 million, $5.4 million and $5.2 million in 2002, 2001 and 2000, respectively.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee's guarantee of the lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the Interpretation. The liability recognition provisions of FIN 45 are applicable to guarantee's issued after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. Historically, the only guarantees issued by the Company relate to lease guarantees where the Company is no longer the primary obligor and guarantees between Avado Brands, Inc. and its wholly-owned subsidiaries related to debt owed to third parties. Currently under such guarantees, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $34.7 million. The Company does not anticipate issuing any guarantee's which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position. The Company has adopted the disclosure requirements of FIN 45 effective for fiscal year ended December 29, 2002.

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

Avado Brands, Inc.
Consolidated Statements of Loss

(In thousands, except per share data)
Fiscal Year Ended                                                             2002        2001       2000
------------------------------------------------------------------------------------------------------------
Restaurant sales:
    Canyon Cafe                                                       $       26,976     32,129      39,598
    Don Pablo's                                                              250,805    268,250     279,801
    Hops                                                                     163,807    173,125     168,512
    McCormick & Schmick's                                                          -    115,875     162,350
------------------------------------------------------------------------------------------------------------
          Total restaurant sales                                             441,588    589,379     650,261
------------------------------------------------------------------------------------------------------------

Operating expenses:
    Food and beverage                                                        125,190    168,222     189,363
    Payroll and benefits                                                     149,140    191,034     207,091
    Depreciation and amortization                                             14,861     19,639      23,140
    Other operating expenses                                                 118,281    156,517     162,433
    General and administrative expenses                                       26,580     31,011      36,976
    Loss (gain) on disposal of assets                                            563    (12,436)     22,818
    Asset revaluation and other special charges (including goodwill
       write offs of $35.0 million in 2002 and $38.1 million in 2001)         45,431     61,546      35,667
------------------------------------------------------------------------------------------------------------
Operating loss                                                               (38,458)   (26,154)    (27,227)
------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense, net                                                    (31,050)   (35,305)    (38,262)
    Credit facility amendment and waiver fee                                  (8,500)         -           -
    Distribution expense on preferred securities                              (2,033)    (4,864)     (7,195)
    Gain on debt extinguishment                                               41,412          -           -
    Other, net                                                                   693     (8,932)     (7,165)
------------------------------------------------------------------------------------------------------------
          Total other income (expense)                                           522    (49,101)    (52,622)
------------------------------------------------------------------------------------------------------------

Loss from continuing operations before income taxes
   and cumulative effect of change in accounting principle                   (37,936)   (75,255)    (79,849)
Income tax expense (benefit)                                                     375     11,150     (23,528)
------------------------------------------------------------------------------------------------------------
Loss from continuing operations before
   cumulative effect of change in accounting principle                       (38,311)   (86,405)    (56,321)
------------------------------------------------------------------------------------------------------------
Loss from discontinued operations, net of tax in 2000                        (25,118)    (8,855)     (3,158)
------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in
   accounting principle                                                      (63,429)   (95,260)    (59,479)
------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle,
   net of tax benefit                                                              -          -      (6,255)
------------------------------------------------------------------------------------------------------------

Net loss                                                               $     (63,429)   (95,260)    (65,734)
============================================================================================================

Basic loss per common share:
    Basic loss from continuing operations before
       cumulative effect of change in accounting principle             $       (1.22)     (3.02)      (2.19)
    Basic loss from discontinued operations                                    (0.80)     (0.31)      (0.12)
    Cumulative effect of change in accounting principle                            -          -       (0.24)
------------------------------------------------------------------------------------------------------------
Basic loss per common share                                            $       (2.02)     (3.33)      (2.55)
============================================================================================================

Diluted loss per common share:
    Diluted loss from continuing operations before
       cumulative effect of change in accounting principle             $       (1.22)     (3.02)      (2.19)
    Diluted loss from discontinued operations                                  (0.80)     (0.31)      (0.12)
    Cumulative effect of change in accounting principle                            -          -       (0.24)
------------------------------------------------------------------------------------------------------------
Diluted loss per common share                                          $       (2.02)     (3.33)      (2.55)
============================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets

(In thousands, except share data)
Fiscal Year End                                                                          2002             2001
--------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                    $           636              559
      Restricted cash                                                                            -            9,978
      Accounts receivable                                                                    5,087           10,723
      Inventories                                                                            5,283            5,870
      Prepaid expenses and other                                                             2,129            2,928
      Assets held for sale                                                                  10,920            9,737
--------------------------------------------------------------------------------------------------------------------
           Total current assets                                                             24,055           39,795

Premises and equipment, net                                                                236,950          283,028
Goodwill, net                                                                                    -           34,920
Deferred income tax benefit                                                                 11,620           11,620
Other assets                                                                                28,670           29,193
--------------------------------------------------------------------------------------------------------------------
                                                                                   $       301,295          398,556
====================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                             $        11,509           15,766
      Accrued liabilities                                                                   54,292           64,265
      Current installments of long-term debt                                                30,838               13
      Income taxes                                                                          35,038           33,773
--------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                       131,677          113,817

Long-term debt                                                                             164,031          215,815
Other long-term liabilities                                                                  2,143            3,111
--------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                               297,851          332,743
--------------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                     3,179           68,559

Shareholders' equity (deficit):
      Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          none issued                                                                            -                -
      Common stock, $0.01 par value. Authorized - 75,000,000 shares;
          issued - 40,478,760 shares in 2002 and 2001;
          outstanding - 33,101,929 shares in 2002 and 28,682,140 in 2001                       405              405
      Additional paid-in capital                                                           154,637          146,139
      Retained earnings (accumulated deficit)                                              (58,118)           5,311
      Treasury stock at cost; 7,376,831 shares in 2002 and 11,796,620 in 2001              (96,659)        (154,601)
--------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity (deficit)                                                265           (2,746)
--------------------------------------------------------------------------------------------------------------------
                                                                                   $       301,295          398,556
====================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Loss
                                                                                        Accumulated
                                                                 Additional                Other                       Total
                                                  Common Stock     Paid-in    Retained  Comprehensive  Treasury    Shareholders'
(In thousands, except per share data)           Shares   Amount    Capital    Earnings     Income       Stock    Equity (Deficit)
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 2, 2000                      40,479     $405   $144,872    $166,305      $(278)   $(198,680)      $112,624
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
     Net loss                                        -        -          -     (65,734)         -            -        (65,734)
     Foreign currency translation adjustment         -        -          -           -        278            -            278
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                             -        -          -     (65,734)       278            -        (65,456)
----------------------------------------------------------------------------------------------------------------------------------
Conversion of convertible preferred securities       -        -      3,366           -          -       37,335         40,701
Common stock issued to benefit plans                 -        -       (429)          -          -          512             83
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    40,479      405    147,809     100,571          -     (160,833)        87,952
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
     Net loss                                        -        -          -     (95,260)         -            -        (95,260)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                             -        -          -     (95,260)         -            -        (95,260)
----------------------------------------------------------------------------------------------------------------------------------
Conversion of convertible preferred securities       -        -        648           -          -        3,816          4,464
Common stock issued to benefit plans                 -        -     (2,318)          -          -        2,416             98
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 2001                    40,479      405    146,139       5,311          -     (154,601)        (2,746)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
     Net loss                                        -        -          -     (63,429)         -            -        (63,429)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                             -        -          -     (63,429)         -            -        (63,429)
----------------------------------------------------------------------------------------------------------------------------------
Conversion of convertible preferred securities       -        -      8,498           -          -       57,942         66,440
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 29, 2002                    40,479     $405   $154,637    $(58,118)         -     $(96,659)          $265
==================================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(In thousands)                                                                        2002           2001          2000
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                                   $    (63,429)      (95,260)      (65,734)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
              Depreciation and amortization                                           21,010        27,032        31,397
              Deferred income taxes                                                        -        10,530       (25,710)
              Gain on debt extinguishment                                            (41,412)            -             -
              Asset revaluation and other special charges                             45,431        61,546        35,667
              Loss (gain) on disposal of assets                                          563       (12,436)       22,818
              Loss from discontinued operations                                       25,118         8,855         3,158
              Cumulative effect of change in accounting principle, net of taxes            -             -         6,255
              Mark-to-market adjustment on interest rate swap                            861          (739)       (1,150)
              Loss from investments carried at equity                                      -             -            69
              (Increase) decrease in assets:
                   Accounts receivable                                                   773          (994)       (2,313)
                   Inventories                                                           115         1,170        (1,102)
                   Prepaid expenses and other                                            756        (2,942)          682
              Increase (decrease) in liabilities:
                   Accounts payable                                                   (4,006)       (4,946)       16,091
                   Accrued liabilities                                               (12,898)        5,913         4,103
                   Income taxes                                                        1,265           359         3,622
                   Other long-term liabilities                                          (183)       (4,273)         (183)
---------------------------------------------------------------------------------------------------------------------------
                             Net cash provided by (used in) operating activities     (26,036)       (6,185)       27,670
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                           (5,426)      (17,595)      (46,945)
       Proceeds from sale-leaseback                                                        -             -        28,371
       Proceeds from disposal of assets and notes receivable, net                      9,111       128,752        14,074
       Investments in and advances to unconsolidated affiliates                            -             -        (3,099)
       Other, net                                                                       (430)       (2,402)       (2,700)
---------------------------------------------------------------------------------------------------------------------------
                             Net cash provided by (used in) investing activities       3,255       108,755       (10,299)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from (repayment of) revolving credit agreements                       11,563       (90,831)      (21,667)
       Proceeds from term credit agreement                                            19,236             -             -
       Payment of financing costs                                                     (8,502)            -             -
       Purchase of long-term debt, net                                                (8,489)            -             -
       Principal payments on long-term debt                                              (28)          (26)          (23)
       Settlement of interest rate swap agreement                                     (1,704)            -             -
       Reduction in (payments of) letter of credit collateral                          9,978        (9,978)            -
---------------------------------------------------------------------------------------------------------------------------
                             Net cash provided by (used in) financing activities      22,054      (100,835)      (21,690)
---------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                                       804        (1,578)       (6,546)
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      77           157       (10,865)
Cash and cash equivalents at the beginning of the period                                 559           402        11,267
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                              $        636           559           402
===========================================================================================================================

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

     Avado Brands, Inc., including its wholly owned subsidiaries (the "Company"), is a multi-concept restaurant company owning and operating restaurants in 29 states. At December 29, 2002, the Company operated 120 Don Pablo's Mexican Kitchen restaurants ("Don Pablo's"), 66 Hops Restaurant Bar Brewery restaurants ("Hops") and four Canyon Cafe restaurants ("Canyon Cafe"), which were held for sale effective December 30, 2001. All of these brands are owned on a proprietary basis.

     Basis of Presentation - The consolidated financial statements include the accounts of Avado Brands, Inc. and its wholly owned subsidiaries. Investments in 20%- to 50%-owned affiliates and partnerships, over which the Company had limited or shared control, were accounted for using the equity method until disposed of in 2001. All significant intercompany accounts and transactions are eliminated in consolidation. As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of 11 Don Pablo's restaurants and eight Hops restaurants which were closed in 2002, plus one additional Don Pablo's restaurant which was under contract and held for sale at December 29, 2002 and subsequently sold in February 2003, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues, expenses and related assets and liabilities of Canyon Cafe which is also held for sale, the McCormick & Schmick's brand, which was divested in August 2001, and eight Don Pablo's and two Hops restaurants which were closed in 2001, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest these operations was made prior to the implementation of SFAS 144 and they did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", they are required to be classified within continuing operations under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     Use of Estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results may ultimately differ from estimates.

     Fiscal Year - The Company's fiscal year is a 52- or 53-week year ending on the Sunday closest to December 31. Accordingly, the accompanying consolidated financial statements are as of and for the 52 weeks ended December 29, 2002 ("2002"), the 52 weeks ended December 30, 2001 ("2001") and the 52 weeks ended December 31, 2000 ("2000"). All general references to years relate to fiscal years unless otherwise noted.

     Revenue Recognition - The Company records revenue from the sale of food, beverage and alcohol as products are sold. Proceeds from the sale of gift cards are recorded as a current liability and recognized as income when redeemed by the holder.

     The Company adopted EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer" in fiscal 2002. EITF 01-9 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products and generally any other offers that entitle a customer to receive a reduction in the price of a product. Under EITF 01-9, the reduction in the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. Prior to adopting this pronouncement, the Company recognized sales incentives as restaurant operating expenses. As a result of adopting EITF 01-9, sales incentives were reclassified as a reduction of sales for all periods presented. Amounts reclassified were $7.1 million, $5.4 million and $5.2 million in 2002, 2001 and 2000, respectively.

     Cash Equivalents - Cash equivalents include all highly liquid investments which have original maturities of three months or less. At December 30, 2001, $10.0 million in restricted cash was held as collateral to secure letters of credit which secured the Company's insurance programs. The restricted cash was released in 2002 in conjunction with the completion of the Company's new credit facility which provided revolving loan capacity to secure the letters of credit.

     Inventories - Inventories consist primarily of food, beverages and supplies and are stated at the lower of cost (using the first-in, first-out method) or market.

     Assets Held for Sale - Assets held for sale are stated at the lower of cost or estimated net realizable value and include discontinued restaurants, non-operating restaurants and undeveloped real estate. The Company classifies long-lived assets as held for sale in the period in which all of the criteria of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", are met. Accordingly, the Company does not recognize depreciation or amortization expense during the period in which assets are classified as held for sale.

     Premises and Equipment - Premises and equipment are stated at cost. Depreciation of premises and equipment is calculated using the straight-line method over the estimated useful lives of the related assets, which approximates 30 years for buildings and seven years for equipment. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, including renewal periods, or the estimated useful life of the asset (Note 6). Beginning in 2002, impairment of assets has been recorded in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 requires the Company to review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     Development Costs - Certain direct costs are capitalized in conjunction with acquiring land and leaseholds and developing new restaurant sites and amortized over the life of the related building. Development costs were capitalized as follows: $0.5 million in 2001 and $2.9 million in 2000. No development costs were capitalized in 2002.

     Goodwill - The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective at the beginning of its fiscal 2002 year. SFAS 142 requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. As of December 29, 2002, the Company had written off all of its recorded goodwill (see Note 2).

     Goodwill represented the excess of purchase price over fair value of net assets acquired and, prior to the adoption of SFAS No. 142, was amortized over the expected period to be benefited, typically 40 years, using the straight-line method. Recoverability of this intangible asset, prior to SFAS No. 142, was determined by assessing whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Accumulated amortization of goodwill amounted to $4.4 million at December 30, 2001 and $12.9 million at December 31, 2000. Amortization expense was $2.6 million in 2001 and $3.6 million in 2000 and has been recorded as other, net in the accompanying consolidated statements of loss.

     The following table discloses the Company's consolidated losses, assuming it excluded goodwill amortization for the periods ended:

                                                        2002            2001         2000
--------------------------------------------------------------------------------------------
Net loss                                             $ (63,429)       (95,260)     (65,734)
Add back:
  Goodwill amortization, net of income taxes                 -          2,194        2,581
  Trademark amortization, net of income taxes                -             14           14
--------------------------------------------------------------------------------------------
   Adjusted net loss                                 $ (63,429)       (93,052)     (63,139)
--------------------------------------------------------------------------------------------
Basic loss per share                                 $   (2.02)         (3.33)       (2.55)
Add back:
   Goodwill amortization, net of income taxes                -           0.08         0.10
   Trademark amortization, net of income taxes               -              -            -
--------------------------------------------------------------------------------------------
   Adjusted basic loss per share                     $   (2.02)         (3.25)       (2.45)
--------------------------------------------------------------------------------------------
Diluted loss per share                               $   (2.02)         (3.33)       (2.55)
Add back:
  Goodwill amortization, net of income taxes                 -           0.08         0.10
  Trademark amortization, net of income taxes                -              -            -
--------------------------------------------------------------------------------------------
   Adjusted diluted loss per share                   $   (2.02)         (3.25)       (2.45)
--------------------------------------------------------------------------------------------

                                       33

     Insurance Programs - Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company has increased the amounts of its deductible for workers' compensation and general liability to $500,000 per claim in 2002 compared to $250,000 per claim in 2001. Losses in excess of these risk retention levels are covered by insurance which management considers as adequate. Provision for losses expected under these programs are recorded based upon estimates of the liability for claims incurred. Such estimates are based on management judgements and utilize the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions followed in the insurance industry.

     Deferred Loan and Lease Costs - Deferred loan costs include the costs associated with obtaining revolving credit commitments and the issuance of public debt instruments and the Company's Convertible Preferred Securities (Notes 8 and 10). These costs are amortized on a straight-line basis over the term of the related security. Deferred lease costs are related to the Company's master equipment lease and 2000 sale-leaseback transaction (Note 11). Deferred lease costs are amortized on a straight-line basis over the lease terms (Note
7).

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

     Advertising - Advertising is expensed in the period covered by the related promotions. Total advertising expense included in other operating expenses was $20.8 million in 2002, $27.5 million in 2001 and $29.1 million in 2000.

     Rent - Rent is expensed using the straight-line method over the lease term. Total rent expense included in other operating expenses was $24.0 million in 2002, $33.4 million in 2001 and $31.6 million in 2000.

     Stock-Based Compensation - Stock-based compensation is determined using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been recognized for the Company's stock-based compensation plans.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation during 2002, 2001 and 2000.

                                                            2002            2001           2000
-------------------------------------------------------------------------------------------------
Net loss, as reported                                    $(63,429)       $(95,260)      $(65,734)
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects          300          (1,296)          (251)
 ------------------------------------------------------------------------------------------------
Pro forma net loss                                       $(63,729)       $(93,964)      $(65,483)
-------------------------------------------------------------------------------------------------

Loss per share:
   Basic - as reported                                   $  (2.02)       $  (3.33)      $  (2.55)
-------------------------------------------------------------------------------------------------
   Basic - pro forma                                     $  (2.03)       $  (3.29)      $  (2.55)
-------------------------------------------------------------------------------------------------
   Diluted - as reported                                 $  (2.02)       $  (3.33)      $  (2.55)
-------------------------------------------------------------------------------------------------
   Diluted - pro forma                                   $  (2.03)       $  (3.29)      $  (2.55)
-------------------------------------------------------------------------------------------------

     The effects of either recognizing or disclosing compensation cost under SFAS 123 may not be representative of the effects on reported net earnings for future years. The fair value of the options granted during 2002 is estimated as $0.14 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, volatility of 70%, risk-free interest rate of 3.0%, and an expected life of 6.5 years.

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

     Accounting for the changes in the fair value of derivative financial instruments under SFAS 133 is dependent on whether the instrument qualifies for hedge accounting. The Company had one fixed-to-floating interest rate swap transaction which was impacted by the adoption of SFAS 133. This swap transaction represented a diversification of the Company's interest rate exposures but did not qualify for fair value hedge accounting under SFAS 133. As such, changes in fair value of the instrument were recognized as a component of interest expense as they occurred. The Company recognized a $0.9 million increase to interest expense generated by changes in the instrument's fair value in 2002, a $0.7 million reduction to interest expense in 2001 and a $1.1 million reduction to interest expense in the fourth quarter of 2000. In March 2002, the Company terminated its fixed-to-floating interest rate swap.

     Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (Note 15).

     Reclassifications - Certain accounts have been reclassified in the 2000 and 2001 financial statements to conform with the 2002 classifications.


Note 2 - Asset Revaluation and Other Special Charges

     Asset revaluation and other special charges totaled $45.4 million in 2002. These charges, which were predominately non-cash, included a $7.0 million asset impairment charge related primarily to underperforming restaurants and costs associated with sites that are no longer expected to be developed, a $3.2 million reduction to the carrying value of the Company's assets held for sale related primarily to Canyon Cafe and a $35.0 million write off of goodwill related to the Hops brand. The goodwill impairment charge was recorded as a result of the Company's annual test of impairment as required by SFAS No. 142, "Goodwill and Other Intangible Assets", which was adopted effective at the beginning of 2002. Under SFAS 142, the Company is required to evaluate goodwill for impairment by comparing the fair value of the related reporting unit to the reporting unit's carrying value. Beginning in fiscal 2002, the Company determined that Hops meets the requirements of a separate reporting unit and assessed goodwill for possible transition impairment and concluded that there was no impairment of goodwill. At the beginning of the fourth quarter of 2002, the Company determined the fair value of the Hops brand based on an internal valuation of its historical and projected operating performance and restaurant development plans. Based on the Company's estimated fair value, it was determined that the fair value of Hops exceeded its carrying value indicating potential goodwill impairment. Under SFAS 142, the indication of goodwill impairment requires the completion of an additional evaluation whereby an "implied" fair value of goodwill is identified. This implied value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a manner similar to a purchase price allocation. Any residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Using this methodology, the Company determined that the implied fair value of the Hops goodwill was $0. Accordingly, an impairment charge was recorded to write off the full balance of Hops goodwill as of December 29, 2002. The decrease in Hops' fair value and corresponding goodwill impairment charge was a result of a decline in the brand's 2002 sales and operating performance which prompted the Company to close eight underperforming locations and to halt new restaurant development in the near term. In addition, the fair value of the brand was impacted by overall economic uncertainty which has negatively impacted the Company's restaurants.

     In 2001, asset revaluation and other special charges totaled $61.5 million. These charges, which were predominately non-cash, included a $45.0 million non-cash asset impairment charge at Canyon Cafe. A continued deterioration of sales and corresponding lack of operating performance improvement resulted in a carrying amount of assets which exceeded the sum of expected future cash flows associated with such assets. As a result, an impairment loss was recorded, under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", based on the difference between the estimated fair value and the carrying amount of the Canyon Cafe assets. During the fourth quarter of 2001, the Company finalized its decision to divest the Canyon Cafe brand. At December 29, 2002 and December 30, 2001, the assets and liabilities of Canyon Cafe have been classified as assets held for sale. The Company also recorded an asset impairment charge of $3.6 million related primarily to under-performing Don Pablo's and Hops restaurants along with an $11.1 million allowance against the ultimate realization of notes receivable from Tom E. DuPree, Jr., the Company's Chairman and Chief Executive Officer. The allowance on Mr. DuPree's notes was established based on the estimated fair value of the underlying collateral which secured the notes. The remaining $1.8 million in asset revaluation and other special charges was attributable primarily to employee severance and other payroll related costs.

     In 2000, asset revaluation and other special charges totaled $35.7 million. These charges, which were predominately noncash, reflect the fourth quarter decision to close 13 under-performing restaurants including four Don Pablo's, three Canyon Cafe's and two Hops restaurants which were closed in early January 2001 and four additional Don Pablo's which were closed in March 2001. The Company recorded a $22.3 million charge related to these closings which included adjusting the underlying fixed assets to estimated net realizable value as well as accruals for lease terminations and other related closing costs. The Company also recorded an asset revaluation charge of $8.6 million generated primarily by the lack of significant new restaurant development planned for the next several years including the write off of costs associated with sites that are no longer expected to be developed in addition to other related development costs which are not anticipated to be fully recoverable. In addition, in connection with the consolidation of the Don Pablo's and Canyon Cafe office facilities and the conclusion of the strategic alternatives evaluation, the Company recorded charges in the second and third quarters of $3.2 million related to employee severance and other costs associated with the office consolidations and $1.6 million associated with the completion of the strategic alternatives evaluation.

     The major components of asset revaluation and other special charges follow (amounts in thousands):

                                                            2002          2001          2000
----------------------------------------------------------------------------------------------
Write down of premises and equipment
  of assets held for sale, to net realizable value       $  3,171         6,190        16,499
Impairment of Canyon Cafe goodwill                              -        38,059             -
Impairment of Hops goodwill                                35,028             -             -
Accruals for lease termination and other closing costs          -           776         5,776
Allowance against realization of officer notes                  -        11,076             -
Asset revaluation                                           6,999         3,654         8,543
Office consolidation expenses                                 188             -         1,919
Strategic alternative evaluation expenses                       -             -         1,645
Severance and other payroll related costs                      45         1,649         1,285
Other                                                           -           142             -
----------------------------------------------------------------------------------------------
Total asset revaluation and other special charges        $ 45,431        61,546        35,667
----------------------------------------------------------------------------------------------

Note 3 - Gain on Debt Extinguishment

     For the year ended December 29, 2002, gain on debt extinguishment reflects the retirement of $52.4 million in face value of Subordinated Notes for $8.5 million plus $2.2 million in accrued interest. After a $2.5 million write-off primarily of deferred loan costs and unamortized initial issue discount, the Company recorded a gain on extinguishment during 2002, of $41.4 million. The gain was recorded in operating income in accordance with SFAS No. 145, which rescinded SFAS No. 4, "Reporting Gains and Losses from the Extinguishment of Debt".


Note 4 - Discontinued Operations

     As discussed in Note 1 - Basis of Presentation, discontinued operations includes the revenues, expenses and related assets and liabilities of 11 Don Pablo's and eight Hops restaurants which were closed in during 2002, plus one additional Don Pablo's restaurant which was under contract and held for sale at December 29, 2002 and subsequently sold in February 2003. The decision to dispose of these 20 locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and its desire to use the proceeds from the sale of under-performing restaurants to reduce debt. The Company expects to complete the divestiture of these locations in 2003.

     Net loss from discontinued operations for 2002, for which no taxes have been allocated, of $25.1 million primarily reflects non-cash asset impairment charges of $22.1 million, primarily to reduce the carrying value of the restaurant assets, which are held for sale, to estimated fair value. Operating losses were $25.1 million for 2002, on total restaurant sales from discontinued operations of $19.3 million.

     Net loss from discontinued operations for 2001, for which no taxes have been allocated, of $8.9 million primarily reflects non-cash asset impairment charges of $4.8 million, primarily to reduce the carrying value of the restaurant assets to estimated fair value. Operating losses were $8.9 million for 2001, on total restaurant sales from discontinued operations of $28.8 million.

     Net loss from discontinued operations for 2000 of $3.2 million (net of income tax benefit of $2.1 million) primarily reflects non-cash asset impairment charges of $2.5 million, primarily to reduce the carrying value of the restaurant assets to estimated fair value. Operating losses were $5.2 million for 2000, on total restaurant sales from discontinued operations of $30.3 million.


Note 5 - Equity and Joint Venture Investments

     During 1998, the Company acquired a 20-percent interest in Belgo Group PLC, a public restaurant company based in the United Kingdom. The Company invested a total of $15.2 million to acquire and maintain its 20-percent interest. In the fourth quarter of 2000, the Company sold its interest for total proceeds of $8.5 million. The transaction, including the write off of undistributed earnings and the recognition of foreign currency translation losses, resulted in a $9.1 million loss which is included in "Loss (gain) on disposal of assets" in the accompanying 2000 consolidated statement of loss.

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


Note 6 - Premises and Equipment

     A summary of premises and equipment at December 29, 2002 and December 30, 2001 follows (amounts in thousands):

                                                      2002          2001
--------------------------------------------------------------------------
Land                                              $  38,750        47,110
Buildings                                            64,226        84,287
Buildings subject to ground leases                  134,094       139,198
Equipment                                            91,087        97,428
Leasehold improvements                                8,854         5,688
Construction in progress                                722         1,997
--------------------------------------------------------------------------
Total premises and equipment                        337,733       375,708
Less accumulated depreciation and amortization      100,783        92,680
--------------------------------------------------------------------------
Premises and equipment, net                       $ 236,950       283,028
--------------------------------------------------------------------------

Note 7 - Other Assets

     A summary of other assets at December 29, 2002 and December 30, 2001 follows (amounts in thousands):

                                                  2002         2001
---------------------------------------------------------------------
Deferred loan and lease costs                 $ 13,107        12,264
Officer notes receivable, net of reserve         2,650         2,854
Prepaid rent                                     8,689         9,146
Liquor licenses                                  1,909         1,931
Long-term portion of notes receivable              301         1,123
Other                                            2,014         1,875
---------------------------------------------------------------------
Total other assets                            $ 28,670        29,193
---------------------------------------------------------------------


Note 8 - Long-Term Debt

     Long-term debt at December 29, 2002 and December 30, 2001 consisted of the following (amounts in thousands):

                                                         2002         2001
-----------------------------------------------------------------------------
Senior secured credit facility
(15.75% at December 29, 2002)                         $  30,809            -
9.75% Senior Notes, unsecured                           116,500      116,500
11.75% Senior Subordinated Notes, unsecured              47,179       98,921
Other                                                       381          407
-----------------------------------------------------------------------------
Total long-term debt                                    194,869      215,828
Less current installments                                30,838           13
-----------------------------------------------------------------------------
Total long-term debt, excluding current installments  $ 164,031      215,815
-----------------------------------------------------------------------------

     On March 25, 2002, the Company completed a $75.0 million credit facility (the "Credit Facility") to replace its existing credit agreement. The Credit Facility limits total borrowing capacity at any given time to an amount equal to two and one quarter times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters ("Borrowing Base EBITDA"). The calculation of Borrowing Base EBITDA excludes the 2001 operations of McCormick & Schmick's, gains and losses on the disposal of assets, asset revaluation and other special charges, non-cash rent expense and preopening costs. The agreement provides a $35.0 million revolving credit facility, which may be used for working capital and general corporate purposes, and a $40.0 million term loan facility, which is limited to certain defined purposes, excluding working capital and capital expenditures. In certain circumstances, borrowings under the term loan facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions, casualty events, tax refunds and excess cash flow, each as defined in the Credit Facility. In addition, the lender has the right to impose certain reserves against the Company's total borrowing availability under the facility, which may limit the Company's availability on both the revolving and term loans. The loan is secured by substantially all of the Company's assets.

     In June 2002, the Company obtained an amendment to the Credit Facility which allowed the use of proceeds from the term loan facility to make the one-time payment of accrued interest related to the Company's $3.50 term convertible securities, due 2027. In the third quarter, the Company completed a second amendment to the Credit Facility which amended certain definitions relating to the payment of delinquent taxes and made other technical corrections to the agreement. During the fourth quarter, the Company completed a third amendment, dated November 11, 2002, and fourth amendment, dated December 27, 2002, to the Credit Facility. The third amendment made additional technical corrections to the agreement. Under the fourth amendment, the Credit Facility lenders agreed to forbear from exercising their remedies until May 31, 2003 with respect to certain events of default related to the Company's failure to meet its September 29, 2002 EBITDA target. The amendment increased the interest rate to 15.75% for revolving and term borrowings and to 7.5% for letter of credit accommodations. The amendment also revised certain financial covenants and added a new covenant which requires the Company to reduce its obligations

(including cash borrowings and letter of credit commitments) under the facility to $0 by May 25, 2003 in accordance with the following schedule.

              Date                  Maximum Obligations
              -----------------     --------------------
              January 26, 2003      $50,000,000
              February 23, 2003     $41,000,000
              March 30, 2003        $31,000,000
              April 27, 2003        $15,000,000
              May 25, 2003          $0

     In connection with the fourth amendment, the Company incurred an amendment and waiver fee of $8.5 million. The fee was paid-in-kind by being added to the principal balance of the Company's outstanding term borrowings. Under the terms of the fourth amendment, $6.5 million of the waiver fee will be refunded by the lender by reducing the principal balance of the outstanding term loans by $6.5 million if (i) by April 27, 2003 the Company has reduced all cash borrowings (excluding the refundable $6.5 million fee) to $0, (ii) by April 27, 2003 the Company has collateralized its letter of credit commitments either with cash collateral of 105% or through back-up letters of credit and (iii) by May 25, 2003 all letters of credit secured by the Credit Facility have been returned to the issuer without being drawn. Subsequent to December 29, 2002, the Company successfully reduced its obligations to comply with the maximum obligations requirement for the periods ended January 26, 2003 and February 23, 2003.

     Due to the Company's requirement to reduce the outstanding balance of the Credit Facility to $0 by May 25, 2003, the balance of the facility at December 29, 2002 has been classified as a current liability in the accompanying consolidated balance sheet. At December 29, 2002, $11.6 million of cash borrowings were outstanding under the revolving portion of the Credit Facility and $19.2 million was outstanding under the term portion of the facility, including the $6.5 million refundable portion of the amendment and waiver fee. In addition to the $11.6 million of cash borrowings outstanding under the revolving facility, an additional $15.3 million of the facility was utilized to secure letters of credit. Lender imposed reserves against the Company's total borrowing availability, as of December 29, 2002, were $5.8 million. At December 29, 2002, $7.8 million of the total facility remained unused and available.

     During the fourth quarter of 2002, Borrowing Base EBITDA resulted in a maximum borrowing capacity of $53.3 million. At December 29, 2002, the Company's trailing 12 months EBITDA will result in the Company's maximum borrowing capacity being adjusted from $53.3 million to $49.3 million in conjunction with the Company's filing of its required reports with the lender on or about February 27, 2003. As a result of the upcoming reduction in the Company's borrowing base, total availability on the facility will be reduced by $4.0 million on or about February 27, 2003, however the availability cannot exceed the maximum borrowing obligations, as amended, noted in the table above at the respective dates. Subsequent to December 29, 2002, the Company used revolving loan advances to make the interest payments under its Senior Notes and Subordinated Notes of $5.7 million and $2.8 million, respectively. In addition to its currently outstanding borrowings, the Company will be required to pay an anniversary fee of $1.1 million on March 25, 2003 and will be required to pay a termination fee of $1.7 million if the Credit Facility is terminated prior to March 25, 2003. This fee escalates to $3.6 million if the Credit Facility termination occurs subsequent to March 25, 2003.

     In 1999, the Company issued $100.0 million of 11.75% Senior Subordinated Notes due June 2009 ("Subordinated Notes") and priced to yield 12.0%. In 2002, the Company repurchased $52.4 million of these notes and recognized a gain on extinguishment of $41.4 million. In 1996, $125.0 million of 9.75% Senior Notes due June 2006 ("Senior Notes") were issued under a $200.0 million shelf registration. In 1998, the Company repurchased $8.5 million of these notes. Interest on both note issues are payable semi-annually in June and December.

     Interest payments on the Company's Senior Notes and Subordinated Notes are due semi-annually in each June and December. Prior to the Company's repurchase of $52.4 million in face value of its outstanding Subordinated Notes in the second and third quarters of 2002, the Company's semi-annual interest payments totaled approximately $11.6 million. Subsequent to the repurchase, the Company's semi-annual interest payments will total approximately $8.5 million. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred, due to late payment of interest, and the Company utilized these provisions with respect to its June and December 2002 interest payments as well as its June and December 2001 interest payments. The Company's ability to make its June 2003 interest payments is dependent on the outcome of its initiatives to sell assets and obtain alternative lending sources.

     The Company's unsecured Senior Notes and Subordinated Notes are not actively traded and the determination of the estimated fair value is based on trades dating back to June 2002. At December 29, 2002, the aggregate estimated fair value of the Senior Notes and Subordinated Notes was $47.5 million compared to the carrying value of $163.7 million. The Company believes the fair value of its current assets and liabilities along with its refinanced revolving credit facility, approximate book value since the current assets and liabilities are short-term in nature and the revolving credit facility is secured by substantially all assets of the Company.

     The aggregate annual maturities of long-term debt for the years subsequent to December 29, 2002 are as follows: 2003 - $30.8 million, 2006 - $116.5 million, 2009 - $47.2 million and $0.4 million thereafter.


Note 9 - Liquidity

     The Company has suffered from recurring losses from operations, has an accumulated deficit and has a secured credit facility which is due May 25, 2003 that raise substantial doubt about the Company's ability to continue as a going concern. Sufficient liquidity to make the scheduled debt reductions under the amended Credit Facility and other required debt service and lease payments is dependent primarily on the realization of proceeds from the sale of assets, cash flow from operations and obtaining alternative financing sources. There can be no assurance that these initiatives will be successful.

     In the event the Company is not able to meet its debt reduction obligations or other financial covenant targets under the Credit Facility, an event of default would occur. During the continuance of an event of default, the Company would be subject to a post-default interest rate under the Credit Facility which increases the otherwise effective interest rates by three percentage points. As a result, the Company's per annum interest rate on revolving and term loans would be 18.75% and the rate on letter of credit accommodations would be 10.50%. In addition to the right to declare all obligations immediately due and payable, the Credit Facility lender also has additional rights during the continuance of an event of default including, among other things, the right to (i) make and collect certain payments on the Company's behalf, (ii) require cash collateral to secure letters of credit, (iii) make certain investigations into the Company's activities, (iv) receive reimbursement for certain expenses incurred and (v) sell any of the collateral securing the obligations or settle, on the Company's behalf, any legal proceedings related to the collateral. In addition, in the event the amounts due under the Credit Facility are accelerated, cross-default provisions contained in the indentures to the Company's Senior Notes and Subordinated Notes would be triggered, creating an event of default under those agreements as well. At December 29, 2002, the outstanding balances of the Senior and Subordinated Notes were $116.5 million and $47.6 million respectively. An event of default under the Credit Facility would result in a cross-default under the master equipment lease but would not result in a cross-default under the sale-leaseback agreement. In the event some or all of the obligations under the Company's credit agreements become immediately due and payable, the Company does not currently have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors.

     The terms of the amended Credit Facility, the Company's Senior Notes and Subordinated Notes, master equipment lease and Hops sale-leaseback transaction collectively include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets, (ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. In conjunction with the closing of the Credit Facility, the Company terminated its interest rate swap agreement thereby eliminating any aforementioned restrictions contained in that agreement. In addition, in March 2002 the master equipment lease agreement was amended to substantially conform the covenants to the Credit Facility. At December 29, 2002, the Company was in compliance with the requirements contained in the Credit Facility, as amended. The Company was also in compliance with the terms of the Senior Notes and Subordinated Notes. The Company was not in compliance with a net worth requirement contained in its sale-leaseback agreement. The lessor, however, has waived this requirement until March 31, 2004 at which time the minimum net worth requirement will be $150.0 million. The Company is also not in compliance with certain financial covenants contained in the master equipment lease. Under the master equipment lease, the failure to meet the financial covenants represents an event of default whereby the creditor has the right to, among other things, declare all obligations under the agreement immediately due and payable and to repossess the leased equipment, which is located primarily in the Company's restaurants. Although the lessor has not notified the Company of its intent to do so, acceleration of the obligations would have a material adverse effect on the Company. At December 29, 2002, remaining obligations under the master equipment lease totaled $7.6 million. The continuing event of default under the master equipment lease does not result in cross-defaults under the Company's Senior Notes, Subordinated Notes or sale-leaseback agreement and the cross default under the Credit Agreement has been waived. Although the lessor has not notified the Company of any intent to accelerate its obligations, there can be no assurances that the lessor will not exercise such remedies.

     The Company is also exposed to certain contingent payments. In connection with the Applebee's, Harrigan's and Canyon Cafe divestiture transactions completed during 2002, 1999 and 1998, the Company remains contingently liable for lease obligations relating to 86 Applebee's restaurants eight Harrigan's restaurants and eight Canyon Cafe restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $34.7 million. Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company has increased the amounts of its deductibles for workers' compensation and general liability to $500,000 per claim in 2002 compared to $250,000 per claim in 2001. Losses in excess of these risk retention levels are covered by insurance which management considers as adequate. Provisions for losses estimated under these programs are recorded based on estimates of the aggregate liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and future development based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. In addition, at December 29, 2002, the Company was contingently liable for letters of credit aggregating approximately $15.3 million, relating primarily to its insurance programs. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company's 1998 Federal income tax returns are currently being audited by the Internal Revenue Service. The Company believes its recorded liability for income taxes of $35.0 million as of December 29, 2002 is adequate to cover its exposure that may result from the ultimate resolution of the audit. Although the ultimate outcome of the audit cannot be determined at this time, the Company does not have sufficient liquidity to pay any significant portion of its recorded liability if resolution of the audit results in such amount being currently due and payable. Management does not currently expect that this will be the result, or that any resolution with respect to audit issues will be reached in the near future.

     Management has taken steps to improve cash flow from operations, including changing the Company's marketing strategy to be less reliant on expensive broadcast media, reducing overhead through consolidation of functions and personnel reductions and adjusting supervisory management level personnel in its restaurant operations. There is no assurance these efforts will be successful in improving cash flow from operations sufficiently to enable the Company to continue to meet its obligations, including scheduled interest and other required payments under its debt and lease agreements and capital expenditures necessary to maintain its existing restaurants. During 2002, the Company realized $13.0 million from the sale of assets (including $3.9 from discontinued operations), which supplemented its cash provided by financing activities and enabled the Company to meet its obligations. For the near term, cash flow from operations will need to be supplemented by asset sales and other liquidity improvement initiatives including obtaining new financing sources. There is no assurance the Company will be able to generate proceeds from these efforts in sufficient amounts to supplement cash flow from operations, thereby enabling the Company to meet its debt and lease obligations. In addition, there is no assurance the Company will be able to comply with the financial covenants of its debt and lease agreements.


Note 10 - Convertible Preferred Securities

     In 1997, Avado Financing I (formerly Apple South Financing I) (the "Trust") issued 2,300,000, $3.50 term convertible securities, Series A (the "TECONS"), having a liquidation preference of $50 per security. The Trust, a statutory business trust, is a wholly owned, consolidated subsidiary of the Company with its sole asset being $115.0 million aggregate principal amount of 7% convertible subordinated debentures due March 1, 2027 of Avado Brands, Inc. (the "Convertible Debentures"). Proceeds, after deducting underwriters' fees and other offering expenses of approximately $3.7 million, were $111.3 million.

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

     The Company, consistent with its right to defer quarterly distribution payments on the Convertible Preferred Securities for up to 20 consecutive quarters, deferred each of its 2002 and 2001quarterly distribution payments as well as its December 2000 distribution payment. The Company may pay all or any part of the interest accrued during the extension period at any time. Total deferred payments for 2002, 2001 and 2000 were $0.3 million, $4.9 million and $2.3 million respectively and are included in accrued liabilities in the accompanying balance sheets.

     The decrease in deferred payments for 2002 is a result of a one-time payment of accrued interest, equal to $4.25 per share, which was paid to holders of the Company's TECONS in 2002. The payment was conditional upon the holders of at least 90% of the outstanding TECONS agreeing to convert their securities into shares of common stock of the Company pursuant to the terms of the TECONS. During the second quarter of 2002, holders representing approximately 95% of the outstanding securities agreed to the terms of the offer and, in connection with the $5.4 million payment, 1,200,391 TECONS were converted into 4,057,442 shares of the Company's common stock, which were issued from treasury. As a result of this transaction, the outstanding balance of the TECONS was reduced by $60.0 million. A total of 1,307,591 TECONS were converted during 2002, which resulted in a decrease to distribution expense. As of December 29, 2002, 63,589 TECONS remained outstanding.

     Distribution expense related to the Convertible Preferred Securities also decreased in 2001 and 2000 as a result of the conversion, at the holders' option, of 86,128 and 842,692 of the securities, respectively, into common stock.


Note 11 - Leases

     Various leases are utilized for land, buildings, equipment and office facilities. Land and building lease terms typically range from 10 to 20 years, with renewal options ranging from five to 20 years. Equipment lease terms generally range from four to eight years. In the normal course of business, some leases are expected to be renewed or replaced by leases on other properties.

     In October 2000, the Company completed a sale-leaseback transaction involving 20 Hops restaurant properties. The transaction included the sale of the land and buildings for total consideration of $28.4 million. The lease covers an initial term of 20 years with options to extend the lease for four periods of five years each. Rent expense related to the sale-leaseback during both 2002 and 2001 was $3.4 million and escalates by 1.2% each year. The transaction, which has been accounted for as an operating lease, resulted in prepaid rent, which is being amortized over the lease term as additional rent expense.

     The Company also has a fully utilized master equipment lease agreement under which $23.9 million of equipment (original cost) is currently leased. The agreement provides for the rental of restaurant equipment for a five-year period. This agreement has been accounted for as an operating lease for financial reporting purposes.

     The terms of the sale-leaseback transaction and master equipment lease collectively include various provisions which among other things, require the Company to (i) achieve certain EBITDA targets, (ii) maintain defined net worth and coverage ratios and (iii) maintain defined leverage ratios. At December 29, 2002, the company was not in compliance with a net worth requirement contained in its sale-leaseback agreement. The lessor, however, has waived this requirement until March 31, 2004 at which time the minimum net worth requirement will be $150.0 million. The Company was also not in compliance with certain financial covenants contained in the master equipment lease. Under the master equipment lease, the failure to meet the financial covenants represents an event of default whereby the creditor has the right to, among other things, declare all obligations under the agreement immediately due and payable and to repossess the leased equipment, which is located primarily in the Company's restaurants. The lessor has not notified the Company of its intent to accelerate the obligations.

     Future minimum lease payments under noncancellable operating leases, including the sale-leaseback transaction, at December 29, 2002 are as follows (amounts in thousands):

                  2003                    $  24,094
                  2004                       16,073
                  2005                       14,819
                  2006                       13,186
                  2007                       11,494
                  Later years                71,577
                  ----------------------------------
                  Total minimum payments  $ 151,243
                  ----------------------------------

     Future minimum lease payments do not include amounts payable for maintenance costs, real estate taxes, insurance or contingent rentals payable based on a percentage of sales in excess of stipulated amounts for restaurant facilities. Total rental expense related to cancelable and noncancellable operating leases was $24.0 million in 2002, $33.4 million in 2001 and $ 31.6 million in 2000. Rental expense included contingent rentals of $0.1 million in 2002, $0.9 million in 2001 and $3.1 million in 2000.


Note 12 - Accrued Liabilities

     A summary of accrued liabilities at December 29, 2002 and December 30, 2001 follows (amounts in thousands):

                                             2002         2001
  ---------------------------------------------------------------
  Payroll and related benefits            $ 10,013       12,269
  Taxes other than payroll and income        7,377       15,734
  Restaurant closings and divestitures       4,397        2,237
  Insurance                                  7,889        6,710
  Gift certificates                          2,678        2,841
  Interest                                  12,499       14,106
  Accrued rent                               4,245        3,642
  Other                                      5,194        6,726
  ---------------------------------------------------------------
  Total accrued liabilities               $ 54,292       64,265
  ---------------------------------------------------------------

Note 13 - Earnings Per Share Information

     The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

                                                                     2002            2001          2000
----------------------------------------------------------------------------------------------------------
Average number of common shares used in basic calculation            31,331         28,568        25,729
Additional shares issuable pursuant to employee stock
   option plans at period-end market price                                -*             -             -
Shares issuable on assumed conversion of Convertible
   Preferred Securities                                                   -*             -*            -*
----------------------------------------------------------------------------------------------------------
Average number of common shares used in diluted calculation          31,331          28,568       25,729
----------------------------------------------------------------------------------------------------------

Net loss from continuing operations                               $ (38,311)        (86,405)     (56,321)
Net loss from discontinued operations                               (25,118)         (8,855)      (3,158)
Cumulative effect of change in accounting principle, net of tax           -               -       (6,255)
----------------------------------------------------------------------------------------------------------
Net loss                                                            (63,429)        (95,260)     (65,734)
Distribution savings on assumed conversion of Convertible
   Preferred Securities, net of income taxes                              -*              -*           -*
----------------------------------------------------------------------------------------------------------
Net loss for computation of diluted loss per common share         $ (63,429)        (95,260)     (65,734)
==========================================================================================================

Basic loss per common share from continuing operations            $   (1.22)          (3.02)       (2.19)
Basic loss per common share from discontinued operations              (0.80)          (0.31)       (0.12)
Cumulative effect of change in accounting principle                       -               -        (0.24)
----------------------------------------------------------------------------------------------------------
Basic loss per common share                                       $   (2.02)          (3.33)       (2.55)
----------------------------------------------------------------------------------------------------------

Diluted loss per common share from continuing operations          $   (1.22)          (3.02)       (2.19)
Diluted loss per common share from discontinued operations            (0.80)          (0.31)       (0.12)
Cumulative effect of change in accounting principle                       -               -        (0.24)
----------------------------------------------------------------------------------------------------------
Diluted loss per common share                                     $   (2.02)          (3.33)       (2.55)
----------------------------------------------------------------------------------------------------------

     * Inclusion of 734,138 shares issuable pursuant to employee stock option plans results in an increase to earnings (loss) per share ("EPS") in 2002. As those shares are antidilutive, they are excluded from the computation of diluted EPS. Inclusion of 1,986,084 shares in 2002, 4,696,931 shares in 2001 and 7,384,844 shares in 2000 related to the Convertible Preferred Securities results in an increase to EPS in each respective year. As those shares are antidilutive, they are excluded from the computation of diluted EPS.


Note 14 - Supplemental Cash Flow Information

     The following supplements the consolidated statements of cash flows (amounts in thousands):

                                                   2002      2001      2000
-----------------------------------------------------------------------------
Interest paid (net of amounts capitalized)     $  24,026    26,376    35,849
Distribution on preferred securities           $   5,371         -     6,308
Credit facility amendment and waiver fee       $   8,500         -         -
Income taxes paid (refunded)                   $    (499)      261    (3,512)
-----------------------------------------------------------------------------

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

Note 15 - Income Taxes

     The  components  of the  provision  for  income  taxes for the years  ended
December 29, 2002, December 30, 2001 and December 31, 2000 are as follows (amounts in thousands):

                                       Current      Deferred       Total
   -----------------------------------------------------------------------
   2002:
    Federal                                -              -            -
    State                           $    375              -          375
   -----------------------------------------------------------------------
     Total                          $    375              -          375
   -----------------------------------------------------------------------
   2001:
    Federal                         $    221          9,542        9,763
    State                                399            988        1,387
   -----------------------------------------------------------------------
     Total                          $    620         10,530       11,150
   -----------------------------------------------------------------------
   2000:
    Federal                         $ (3,806)       (17,707)     (21,513)
    State                                166         (2,181)      (2,015)
   -----------------------------------------------------------------------
     Total                          $ (3,640)       (19,888)     (23,528)
   -----------------------------------------------------------------------


     A reconciliation of the Federal statutory income tax expense (benefit) rate to the effective income tax rate applied to loss before income taxes in the accompanying consolidated statements of loss for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 follows:

                                                           2002        2001       2000
-----------------------------------------------------------------------------------------
Tax (benefit) at federal statutory rate                   (35.0)%     (35.0)%    (35.0)%
Increase (decrease) in taxes due to:
  State income tax, net of federal benefit                 (2.6)       (2.6)      (2.6)
  FICA tip and target jobs tax credit                      (2.4)       (2.7)      (2.8)
Valuation allowance for deferred tax assets                24.4        12.8        8.5
Nondeductible goodwill and basis difference in goodwill    12.4        38.0        1.3
Other, net                                                  3.8         2.8        1.1
-----------------------------------------------------------------------------------------
Effective tax (benefit) rate                                0.6%       13.3%     (29.5)%
-----------------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2002 and December 30, 2001 are presented below (amounts in thousands):

                                                                       2002          2001
--------------------------------------------------------------------------------------------
FICA tip credits not yet taken for federal tax purposes            $  20,691        18,303
Asset impairment charges recorded for financial statement
  purposes but not yet taken for tax purposes                         25,688        16,348
Net operating loss carryforwards not yet taken for tax purposes       20,344        19,292
Other                                                                  8,803         7,468
--------------------------------------------------------------------------------------------
Total deferred tax assets                                             75,526        61,411
 Less: Valuation allowance for deferred tax assets                   (32,989)      (17,605)
--------------------------------------------------------------------------------------------
Net deferred tax assets                                               42,537        43,806
--------------------------------------------------------------------------------------------
Depreciation and amortization taken for tax purposes in excess
 of amounts taken for financial reporting purposes                   (27,629)      (28,457)
Other                                                                 (3,288)       (3,729)
--------------------------------------------------------------------------------------------
Total deferred tax liabilities                                       (30,917)      (32,186)
--------------------------------------------------------------------------------------------
Net deferred tax asset (liability)                                 $  11,620        11,620
--------------------------------------------------------------------------------------------

     The valuation allowance for deferred tax assets increased by $15.4 million for the year ended December 29, 2002, adding to the $17.6 million valuation allowance balance as of December 30, 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not the Company will realize the benefits of the deductible differences for which no valuation allowance is provided.

     The Company has $51.8 million of net operating loss carryforwards for federal income tax purposes as of December 29, 2002 that will expire in 2020. The Company has $20.7 million of FICA tip tax credit carryforwards for federal income tax purposes as of December 29, 2002 that will expire between 2017 and 2022.

     The Company's 1998 Federal income tax returns are currently being audited by the Internal Revenue Service. The Company believes its recorded liability for income taxes of $35.0 million as of December 29, 2002 is adequate to cover its exposure that may result from the ultimate resolution of the audit. Although the ultimate outcome of the audit cannot be determined at this time, the Company does not have sufficient liquidity to pay any significant portion of its recorded liability if resolution of the audit results in such amount being currently due and payable. Management does not currently expect that this will be the result, or that any resolution with respect to audit issues will be reached in the near future.


Note 16 - Interest Expense

     Following is a summary of interest cost incurred and interest cost capitalized as a component of the cost of construction in progress (amounts in thousands):

                                       2002         2001         2000
   -------------------------------------------------------------------
   Interest cost capitalized      $       -         155           924
   Interest cost expensed            31,050      35,305        38,262
   -------------------------------------------------------------------
   Total                          $  31,050      35,460        39,186
   -------------------------------------------------------------------


Note 17 - Stock Option Plans

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

Information relating to total options is as follows:
                                                                    Options
                                                     Average      Exercisable
                                       Shares         Price       At Year End
-------------------------------------------------------------------------------
Outstanding at January 2, 2000        3,083,174      $ 13.15        194,371
-------------------------------------------------------------------------------
Granted in 2000                       1,511,121         2.00
Exercised in 2000                             -            -
Canceled in 2000                     (1,559,811)       11.78
-------------------------------------------------------------------------------
Outstanding at December 31, 2000      3,034,484         7.95        390,994
-------------------------------------------------------------------------------
Granted in 2001                         902,539         0.66
Exercised in 2001                             -            -
Canceled in 2001                     (1,240,198)        8.49
-------------------------------------------------------------------------------
Outstanding at December 30, 2001      2,696,825         5.26         809,133
-------------------------------------------------------------------------------
Granted in 2002                       2,069,580         0.20
Exercised in 2002                             -            -
Canceled in 2002                       (786,799)        5.77
-------------------------------------------------------------------------------
Outstanding at December 29, 2002      3,979,606       $ 2.53       1,870,759
-------------------------------------------------------------------------------

     The following table summarizes information concerning currently outstanding and exercisable options:


                         Options Outstanding             Options Exercisable
                  ---------------------------------   -------------------------
                                         Average                     Average
Exercise                       Average   Exercise                    Exercise
Price Range        Shares       Life      Price          Shares       Price
---------------------------------------------------   -------------------------
$ 0.00 - $ 5.00   3,471,590     7.98    $  0.73         1,515,037   $  1.00
$ 5.01 - $10.00     194,794     6.02       8.94           194,794      8.94
$10.01 - $15.00      61,685     4.44      13.28            29,867     13.34
$15.01 - $20.00     216,240     3.04      19.22           108,514     19.21
$20.01 - $25.00      26,647     3.01      21.34            18,222     21.42
$25.01 - $30.00       8,650     3.43      25.63             4,325     25.63
---------------------------------------------------    ------------------------
Total             3,979,606     7.50    $  2.53         1,870,759   $  3.33
---------------------------------------------------    ------------------------


     The Company calculates stock-based compensation by using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation expense has been recognized for the Company's stock-based compensation plans.


Note 18 - Employee Benefit Plans

     The Avado Brands, Inc. Profit Sharing Plan and Trust, established in accordance with Section 401(k) of the Internal Revenue Code (the "401(k) Plan"), allows eligible participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. Effective January 1, 2001, the Company changed the vesting schedule for all of its employee benefit plans. Beginning in 2001, participants become 20% vested after one year of service escalating 20% each year thereafter. In addition, the maximum Company matching contribution related to the 401(k) Plan and Supplemental Plan was increased from 2% to 3%. Under the new structure, participants are matched dollar for dollar for the first 2% of the employee's income deferred plus an additional $0.25 on the dollar up to 6% of compensation for a potential total match of 3%. Company contributions to the 401(k) Plan were $0.5 million in 2002, $0.4 million in 2001 and $0.5 million in 2000. The Supplemental Deferred Compensation Plan ("Supplemental Plan"), effective January 1, 1999, is a nonqualified plan which allows eligible employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds or to invest their contributions in shares of Avado Brands common stock. The maximum aggregate amount deferred under the Supplemental Plan and the 401(k) Plan may not exceed 15% of compensation. Company matching contributions to the Supplemental Plan may not exceed 2% of compensation. The Company, in its discretion, may make matching contributions to the Supplemental Plan in the form of Company stock. Company matching contributions were $0 in 2002, $97,000 in 2001 and $47,000 in 2000.

     A noncontributory Employee Stock Ownership Plan (the "ESOP Plan") covers substantially all full-time employees. In accordance with the terms of the ESOP Plan, the Company may make contributions in amounts as determined by the Board of Directors. Participants become 20% vested in their accounts after one year of service, escalating 20% each year thereafter until they are fully vested. There was no contribution expense related to the ESOP Plan in 2002 or 2000. Contribution expense related to the ESOP Plan was $0.1 million in 2001.


Note 19 - Commitments and Contingencies

     Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company has increased the amounts of its deductibles for workers' compensation and general liability to $500,000 per claim in 2002 compared to $250,000 per claim in 2001. Losses in excess of these risk retention levels are covered by insurance which management considers as adequate. Provisions for losses expected under these programs are recorded based on estimates of the liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and future development based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. At December 29, 2002, the Company was contingently liable for letters of credit aggregating approximately $15.3 million related primarily to its insurance programs.

     In connection with the Applebee's, Harrigan's and Canyon Cafe divestiture transactions completed during 2002, 1999 and 1998, the Company remains contingently liable for lease obligations relating to 86 Applebee's restaurants eight Harrigan's restaurants and eight Canyon Cafe restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $34.7 million. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     In 1997, two lawsuits were filed by persons seeking to represent a class of shareholders of the Company who purchased shares of the Company's common stock between May 26, 1995 and September 24, 1996. Each plaintiff named the Company and certain of its officers and directors as defendants. The complaints alleged acts of fraudulent misrepresentation by the defendants which induced the plaintiffs to purchase the Company's common stock and alleged illegal insider trading by certain of the defendants, each of which allegedly resulted in losses to the plaintiffs and similarly situated shareholders of the Company. The complaints each sought damages and other relief. In 1998, one of these suits (Artel Foam Corporation Pension Trust, et al. v. Apple South, Inc., et al., Civil Action No. CV-97-6189) was dismissed. An amended complaint, styled John Bryant, et al. vs. Apple South, Inc., et al. consolidating previous actions was filed in January 1998. During 1999, the Company received a favorable ruling from the 11th Circuit Court of Appeals relating to the remaining suit. As a result of the ruling, the District Court again considered the motion to dismiss the case, and the defendants renewed their motion to dismiss in December 1999. In June 2000, the District Court dismissed with prejudice the remaining suit. The plaintiffs appealed the court's final decision. Upon hearing the appeal, a three-judge panel reversed the motion to dismiss and gave the plaintiffs the opportunity to amend their suit and state with more particularity their allegations. The plaintiffs have made a settlement demand of $2.5 million, which has been accepted by the Company's insurer. The Company believes that the members of the class will give final consent to the insurer's offer and, in the near future, the case will be dismissed as settled, at no additional cost to the Company.

     In September 2002, the Company was named as the Defendant in an action filed in the U.S. District Court for the Middle District of Georgia. The Plaintiff, Bank of America Securities, LLC, alleges that it is owed a fee of approximately $1.0 million, relating to the Company's sale of the McCormick & Schmick's brand. The Company believes that the allegations in the complaint are without merit and plans to vigorously contest the complaint. This litigation is currently at a preliminary stage and no discovery has occurred. Thus, it is not possible for the Company to evaluate the likelihood of the plaintiff prevailing on its claims. Because this claim is a suit on a contract, the Company's existing insurance policies do not provide coverage. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


Note 20 - Related Party Transactions

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

     In conjunction with the Company's July 10, 2002 payment of semi-annual interest due to holders of its Subordinated Notes, the Chairman made a simultaneous payment of principal and interest under the New Chairman Note in the amount of $0.8 million. As a result, the principal balance of the New Chairman Note was reduced to $13.7 million at year-end. The balance of the New Chairman Note at December 29, 2002 was $2.7 million, net of the valuation allowance established in 2001. Subsequent to year-end, in conjunction with the Company's January 9, 2003 payment of semi-annual interest to holders of its Subordinated Notes, the Chairman made a simultaneous payment of interest in the amount of $0.8 million.


Note 21 - Shareholder Rights Plan

     On August 6, 2002, the Company's Board of Directors adopted a Shareholder Rights Plan. Under the plan, Rights will be distributed as a dividend at the rate of one Right for each share of common stock, par value $0.01 per share, held by shareholders of record as of the close of business on September 4, 2002. The Rights Plan was not adopted in response to any effort to acquire control of the Company.

     The Rights Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of the Company without offering a fair and adequate price and terms to all of the Company's shareholders. The Rights will expire on September 4, 2007.

     Each Right initially will entitle stockholders to buy one unit of a share of a series of preferred stock for $9.50. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock.

Note 22 - Quarterly Financial Data (unaudited)

                                                First         Second       Third       Fourth      Total
                                               Quarter        Quarter      Quarter     Quarter      Year
------------------------------------------------------------------------------------------------------------
2002:
Restaurant sales                             $   118,788      115,540      104,809     102,451     441,588
Net earnings (loss) from continued
   operations                                $   (4,666)       19,209        7,780     (60,634)    (38,311)
Net loss from discontinued operations        $   (1,052)       (4,613)      (9,713)     (9,740)    (25,118)
Net loss                                     $   (5,718)       14,596       (1,933)    (70,374)    (63,429)

Basic earnings (loss) per share
   from continued operations                 $    (0.16)         0.64         0.23       (1.83)      (1.22)
Basic loss per share from
   discontinued operations                   $    (0.04)        (0.16)       (0.29)      (0.30)      (0.80)
Basic earnings (loss) per share              $    (0.20)         0.48        (0.06)      (2.13)      (2.02)

Diluted earnings (loss) per share
   from continued operations                 $    (0.16)         0.58         0.23       (1.83)      (1.22)
Diluted loss per share from
   discontinued operations                   $    (0.04)        (0.13)       (0.29)      (0.30)      (0.80)
Diluted earnings (loss) per share            $    (0.20)         0.45        (0.06)      (2.13)      (2.02)

2001:
Restaurant sales                             $  167,828       168,052      141,519     111,978     589,379
Net loss from continued operations           $     (407)       (3,854)     (63,093)    (19,047)    (86,405)
Net loss from discontinued operations        $     (638)         (995)      (1,279)     (5,947)     (8,855)
Net loss                                     $   (1,045)       (4,849)     (64,372)    (24,994)    (95,260)

Basic loss per share from continued
   operations                                $    (0.02)        (0.13)       (2.20)      (0.66)      (3.02)
Basic loss per share from discontinued
   operations                                $    (0.02)        (0.04)       (0.04)      (0.21)      (0.31)
Basic loss per share                         $    (0.04)        (0.17)       (2.24)      (0.87)      (3.33)

Diluted loss per share from continued
   operations                                $    (0.02)        (0.13)       (2.20)      (0.66)      (3.02)
Diluted loss per share from discontinued
   operations                                $    (0.02)        (0.04)       (0.04)      (0.21)      (0.31)
Diluted loss per share                       $    (0.04)        (0.17)       (2.24)      (0.87)      (3.33)
------------------------------------------------------------------------------------------------------------

     Diluted loss per share ("EPS") for all quarters in 2002 and 2001 increases when the Convertible Preferred Securities are included in the calculation. As those shares are antidilutive, they are excluded from the computation of diluted EPS.

Note 23 - Guarantor Subsidiaries

     The Company's Senior Notes and Credit Facility are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. The Company's indebtedness is not guaranteed by its non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At December 29, 2002 and December 30, 2001, these partnerships in the non-guarantor subsidiaries operated 19 and 20, respectively, of the Company's restaurants. At December 31, 2000 these partnerships operated 61 of the Company's restaurants. Accordingly, condensed consolidated balance sheets as of December 29, 2002 and December 30, 2001, and condensed consolidated statements of earnings and cash flows for the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 are provided for such guarantor and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

Condensed Consolidated Statement of Earnings (Loss)
Fiscal Year Ended 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                Guarantor       Non-Guarantor
(In thousands)                                               Subsidiaries        Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------
Restaurant Sales                                       $          391,309             50,279              -         441,588
Operating expenses                                                361,946             45,526              -         407,472
General and administrative expenses                                24,313              2,267              -          26,580
Loss (gain) on disposal of assets                                     563                  -              -             563
Asset revaluation and other special charges                        45,431                  -              -          45,431
----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                           (40,944)             2,486              -         (38,458)
----------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                                522                  -              -             522
Earnings (loss) before income taxes
   for continuing operations                                      (40,422)             2,486              -         (37,936)
Income taxes                                                          361                 14              -             375
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations                    (40,783)             2,472              -         (38,311)
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) from discontinued operations                  (24,960)              (158)             -         (25,118)
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $          (65,743)             2,314              -         (63,429)
============================================================================================================================

Condensed Consolidated Statement of Earnings (Loss)
Fiscal Year Ended 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                Guarantor       Non-Guarantor
(In thousands)                                               Subsidiaries        Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------
Restaurant Sales                                       $          536,528             52,851              -         589,379
Operating expenses                                                488,251             47,161              -         535,412
General and administrative expenses                                28,636              2,375              -          31,011
Loss (gain) on disposal of assets                                 (12,436)                 -              -         (12,436)
Asset revaluation and other special charges                        61,546                  -              -          61,546
----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                           (29,469)             3,315              -         (26,154)
----------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                            (48,942)              (159)             -         (49,101)
Earnings before income taxes
   for continuing operations                                      (78,411)             3,156              -         (75,255)
Income taxes                                                       10,127              1,023              -          11,150
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations                    (88,538)             2,133              -         (86,405)
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) from discontinued operations                   (8,622)              (233)             -          (8,855)
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $          (97,160)             1,900              -         (95,260)
============================================================================================================================

Condensed Consolidated Statement of Loss
Fiscal Year Ended 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                Guarantor       Non-Guarantor
(In thousands)                                               Subsidiaries        Subsidiaries   Eliminations   Consolidated
-------------------------------------------------------------------- ------------------- -----------------------------------
Restaurant Sales                                       $          505,239            145,022              -         650,261
Operating expenses                                                449,777            132,250              -         582,027
General and administrative expenses                                30,452              6,524              -          36,976
Loss (gain) on disposal of assets                                  22,818                  -              -          22,818
Asset revaluation and other special charges                        28,215              7,452              -          35,667
----------------------------------------------------------------------------------------------------------------------------
Operating loss                                                    (26,023)            (1,204)             -         (27,227)
----------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                            (50,833)            (1,789)             -         (52,622)
Loss before income taxes
   from continuing operations                                     (76,856)            (2,993)             -         (79,849)
Income taxes                                                      (21,603)            (1,925)             -         (23,528)
----------------------------------------------------------------------------------------------------------------------------
Net loss from continuing operations                               (55,253)            (1,068)             -         (56,321)
Net loss from discontinued operations                              (2,967)              (191)             -          (3,158)
Cumulative effect of change in accounting
   principle, net of tax benefit                                   (6,255)                 -              -          (6,255)
----------------------------------------------------------------------------------------------------------------------------
Net loss                                               $          (64,475)            (1,259)             -         (65,734)
============================================================================================================================

Condensed Consolidated Balance Sheet
Fiscal Year Ended 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                Guarantor       Non-Guarantor
(In thousands)                                               Subsidiaries        Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                         $           23,255                800              -          24,055
Premises and equipment, net                                       213,130             23,820              -         236,950
Deferred income tax benefit                                        11,620                  -              -          11,620
Other assets                                                       28,652                 18              -          28,670
Intercompany advances                                              12,370                  -       (12,370)               -
Intercompany investments                                           12,131                  -       (12,131)               -
----------------------------------------------------------------------------------------------------------------------------
                                                       $          301,158             24,638       (24,501)         301,295
============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                    $          131,540                137              -         131,677
Long-term liabilities                                             166,174                  -              -         166,174
Intercompany payables                                                   -             12,370       (12,370)               -
Convertible preferred securities                                    3,179                  -              -           3,179
Shareholders' equity (deficit)                                        265             12,131       (12,131)             265
----------------------------------------------------------------------------------------------------------------------------
                                                       $          301,158             24,638       (24,501)         301,295
============================================================================================================================

Condensed Consolidated Balance Sheet
Fiscal Year Ended 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                Guarantor       Non-Guarantor
(In thousands)                                               Subsidiaries        Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                         $           38,927                868              -          39,795
Premises and equipment, net                                       258,172             24,856              -         283,028
Goodwill, net                                                      34,920                  -              -          34,920
Deferred income tax benefit                                        11,620                  -              -          11,620
Other assets                                                       29,175                 18              -          29,193
Intercompany advances                                              12,370                  -        (12,370)              -
Intercompany investments                                           12,647                  -        (12,647)              -
----------------------------------------------------------------------------------------------------------------------------
                                                       $          397,831             25,742        (25,017)        398,556
============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                    $          113,092                725              -         113,817
Long-term liabilities                                             218,926                  -              -         218,926
Intercompany payables                                                   -             12,370        (12,370)              -
Convertible preferred securities                                   68,559                  -              -          68,559
Shareholders' equity (deficit)                                     (2,746)            12,647        (12,647)         (2,746)
----------------------------------------------------------------------------------------------------------------------------
                                                       $          397,831             25,742        (25,017)        398,556
============================================================================================================================

Condensed Consolidated Statement of Cash Flows
Fiscal Year Ended 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                 Guarantor      Non-Guarantor
(In thousands)                                                Subsidiaries       Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities     $          (29,948)            3,912              -         (26,036)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                              (4,832)             (594)             -          (5,426)
  Proceeds from disposal of assets, net                              9,111                 -              -           9,111
  Other investing activities                                          (430)                -              -            (430)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                  3,849              (594)             -           3,255
 ---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Proceeds from revolving credit agreements                         11,563                 -              -          11,563
  Proceeds from term credit agreement                               19,236                 -              -          19,236
  Payment of financing costs                                        (8,502)                -              -          (8,502)
  Payment of long-term debt                                         (8,489)                -              -          (8,489)
  Principal payments on long-term debt                                 (28)                -              -             (28)
  Reduction in letter of credit collateral                           9,978                 -              -           9,978
  Proceeds from (payment of) intercompany
     advances                                                        3,158            (3,158)             -               -
  Settlement of interest rate swap agreement                        (1,704)                -              -          (1,704)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 25,212            (3,158)             -          22,054
----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                     962              (158)             -             804
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                               75                 2              -              77
Cash and equivalents at the beginning of the period                    532                27              -             559
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period           $              607                29              -             636
============================================================================================================================

Condensed Consolidated Statement of Cash Flows
Fiscal Year Ended 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                 Guarantor      Non-Guarantor
(In thousands)                                                Subsidiaries       Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities      $         (11,343)            5,158              -          (6,185)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                             (17,084)             (511)             -         (17,595)
  Proceeds from disposal of assets, net                            128,752                 -              -         128,752
  Other investing activities                                        (2,402)                -              -          (2,402)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                109,266              (511)             -         108,755
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net repayment of revolving credit agreements                     (90,831)                -              -         (90,831)
  Proceeds from (payment of) intercompany
     advances                                                        4,415            (4,415)             -               -
  Payments to collateralize letters of credit                       (9,978)                -              -          (9,978)
  Other financing activities                                           (26)                -              -             (26)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                (96,420)           (4,415)             -        (100,835)
----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                  (1,345)             (233)             -          (1,578)
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   158                (1)             -             157
Cash and equivalents at the beginning of the period                    372                30              -             402
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period            $             530                29              -             559
============================================================================================================================

Condensed Consolidated Statement of Cash Flows
Fiscal Year Ended 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                 Guarantor      Non-Guarantor
(In thousands)                                                Subsidiaries       Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities      $          23,938             3,732              -          27,670
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                             (45,752)           (1,193)             -         (46,945)
  Proceeds from sale-leaseback                                       8,055            20,316              -          28,371
  Proceeds from disposal of assets, net                             14,074                 -              -          14,074
  Other investing activities                                        (5,548)             (251)             -          (5,799)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                (29,171)           18,872              -         (10,299)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net repayment of revolving credit agreements                     (21,667)                -              -         (21,667)
  Proceeds from (payment of) intercompany
     advances                                                       22,398           (22,398)             -               -
  Other financing activities                                           (23)                -              -             (23)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                    708           (22,398)             -         (21,690)
----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                  (6,355)             (191)             -          (6,546)
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (10,880)               15              -         (10,865)
Cash and equivalents at the beginning of the period                 11,190                77              -          11,267
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at the end of the period            $             310                92              -             402
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

     The Board of Directors of the Company, upon the recommendation of the Audit Committee, appointed the firm of KPMG LLP to serve as independent auditors of the Company for the fiscal year ending December 29, 2002, and that appointment was ratified by the Company's shareholders. The Audit Committee, which is composed solely of independent directors who are not officers of the Company, meets periodically with the independent auditors and management to ensure that they are fulfilling their obligations and to discuss internal accounting controls, auditing and financial reporting matters. The Audit Committee also reviews with the independent auditors the scope and results of the audit effort. The independent auditors periodically meet alone with the Audit Committee and have full and unrestricted access to the Audit Committee at any time. The Report of the Audit Committee will appear in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

     The recommendations of the independent auditors are reviewed by management. Control procedures have been implemented or revised as appropriate to respond to these recommendations. No material weaknesses in internal controls have been brought to the attention of management.

     The Company assessed its internal control system as of December 29, 2002, in relation to criteria for effective internal control over financial reporting described in "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 29, 2002, its system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition, met those criteria.


Tom E. DuPree, Jr.
Chairman of the Board and Chief Executive Officer

Louis J. Profumo
Chief Financial Officer and Treasurer

                          Independent Auditors' Report


The Board of Directors
Avado Brands, Inc.:

     We have audited the accompanying consolidated balance sheets of Avado Brands, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of loss, shareholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 29, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avado Brands, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, an accumulated deficit, and a secured credit facility which is due May 25, 2003 that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 1 to the consolidated financial statements, effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

KPMG LLP

Atlanta, Georgia
February 27, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     Information in response to this item is incorporated by reference to the information contained under the headings "Nominees for Director", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for use in connection with the 2003 Annual Meeting of Shareholders.


Item 11.  Executive Compensation

     Information in response to this item is incorporated by reference to the information contained under the heading "Compensation of Executive Officers" in the Company's definitive Proxy Statement for use in connection with the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission. In no event shall the information contained in the Proxy Statement under the heading "Comparison of Five-Year Cumulative Shareholder Return" be deemed incorporated herein by such reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information in response to this item is incorporated by reference to the information contained under the headings "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plans" in the Company's definitive Proxy Statement for use in connection with the 2003 Annual Meeting of Shareholders.


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

     In conjunction with the Company's July 10, 2002 payment of semi-annual interest due to holders of its Subordinated Notes, the Chairman made a simultaneous payment of principal and interest under the New Chairman Note in the amount of $0.8 million. As a result, the principal balance of the New Chairman Note was reduced to $13.7 million at year-end. The balance of the New Chairman Note at December 29, 2002 was $2.7 million, net of the valuation allowance established in 2001. Subsequent to year-end, in conjunction with the Company's January 9, 2003 payment of semi-annual interest to holders of its Subordinated Notes, the Chairman made a simultaneous payment of interest in the amount of $0.8 million.


Item 14.  Controls and Procedures

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

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. 67

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

     1. Financial Statements

     Consolidated Statements of Loss for the years ended December 29, 2002, December 30, 2001 and December 31, 2000

     Consolidated Balance Sheets as of December 29, 2002 and December 30, 2001

     Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Loss for the years ended December 29, 2002, December 30, 2001 and December 31, 2000

     Consolidated Statements of Cash Flows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000

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

     10.28 Sale-leaseback agreement, dated as of October 19, 2000, by and among Pubs Property, LLC, Avado Brands, Inc. and Hops Grill & Bar, Inc. (16)

     10.29 Second Amended and Restated Credit Agreement dates as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory hereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent. (20)

     10.30 First amendment, dated as of June 4, 2002, to Second Amended and Restated Credit Agreement, dated as of March, 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent. (21)

     10.31 Eighth amendment, dated as of March 25, 2002, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Avado Brands, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (21)

     10.32 Second amendment, dated as of September 23, 2002, to Second Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent. (22)

     10.33 Third amendment, dated as of November 11, 2002, to Second Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent. (22)

     10.34 Fourth amendment, dated as of December 27, 2002, to Second Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent. (23)

     21.1 Subsidiaries of the Registrant.

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

     (9) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-82345, filed on July 6, 1999.

     (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999.

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

     (17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

     (18) Incorporated by reference to the registrant's Current Report on Form 8-K dated June 7, 2001.

     (19) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-74422, filed on December 3, 2001.

     (20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as amended on Form 10-Q/A dated December 10, 2002.

     (21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as amended on Form 10-Q/A dated December 10, 2002.

     (22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

     (23) Incorporated by reference to the registrant's Current Report on Form 8-K dated December 27, 2002.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated August 6, 2002, which disclosed, pursuant to Item 5, the Company's adoption of a shareholders rights plan pursuant to a Rights Agreement.

     The Company filed a Current Report on Form 8-K, dated December 27, 2002, which disclosed, pursuant to Item 5, the Company's execution of a fourth amendment, dated December 27, 2002, to its Second Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AVADO BRANDS, INC.

                                    By: /s/ Louis J. Profumo
                                        -----------------------
                                        Louis J. Profumo
                                        Chief Financial Officer and Treasurer

February 28, 2003
Atlanta, Georgia

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                     Date

/s/ Tom E. DuPree, Jr.    Chairman of the Board of Directors  February 28, 2003
------------------------  and Chief Executive Officer
Tom E. DuPree, Jr.        (principal executive officer)


/s/ Louis J. Profumo      Chief Financial Officer and         February 28, 2003
------------------------  Treasurer (principal financial
Louis J. Profumo          officer)


/s/ Margaret E. Waldrep   Director and Chief Administrative   February 28, 2003
------------------------  Officer
Margaret E. Waldrep


/s/ Percy V. Williams     Secretary                           February 28, 2003
------------------------
Percy V. Williams


/s/ Emilio Alvarez-Recio  Director                            February 28, 2003
------------------------
Emilio Alvarez-Recio


/s/ Jerome A. Atkinson    Director                            February 28, 2003
------------------------
Jerome A. Atkinson


/s/ William V. Lapham     Director                            February 28, 2003
------------------------
William V. Lapham


/s/ Robert Sroka          Director                            February 28, 2003
------------------------
Robert Sroka

                                 CERTIFICATIONS

     I, Tom E. DuPree, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Avado Brands, Inc.,

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   February 28, 2003                 /s/ Tom E. DuPree, Jr.
                                          -------------------------
                                          Tom E. DuPree, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer

                                 CERTIFICATIONS

     I, Louis J. Profumo, certify that:

     1. I have reviewed this annual report on Form 10-K of Avado Brands, Inc.,

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   February 28, 2003                /s/ Louis J. Profumo
                                         ---------------------------
                                         Louis J. Profumo
                                         Chief Financial Officer and
                                         Treasurer

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

     10.28 Sale-leaseback agreement, dated as of October 19, 2000, by and among Pubs Property, LLC, Avado Brands, Inc. and Hops Grill & Bar, Inc. (16)

     10.29 Second Amended and Restated Credit Agreement dates as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory hereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent. (20)

     10.30 First amendment, dated as of June 4, 2002, to Second Amended and Restated Credit Agreement, dated as of March, 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent. (21)

     10.31 Eighth amendment, dated as of March 25, 2002, to Participation Agreement (Apple South Trust No. 97-1), dated September 24, 1997, among Avado Brands, Inc., as lessee, First Security Bank, National Association, as lessor, SunTrust Bank, Atlanta, as administrative agent, and the holders and lenders signatory thereto. (21)

     10.32 Second amendment, dated as of September 23, 2002, to Second Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent. (22)

     10.33 Third amendment, dated as of November 11, 2002, to Second Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent. (22)

     10.34 Fourth amendment, dated as of December 27, 2002, to Second Amended and Restated Credit Agreement dated as of March 20, 2002 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Foothill Capital Corporation, as Administrative Agent, and Ableco Finance LLC, as Collateral Agent. (23)

     21.1 Subsidiaries of the Registrant.

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

     (9) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-82345, filed on July 6, 1999.

     (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999.

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

     (17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

     (18) Incorporated by reference to the registrant's Current Report on Form 8-K dated June 7, 2001.

     (19) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-74422, filed on December 3, 2001.

     (20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as amended on Form 10-Q/A dated December 10, 2002.

     (21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as amended on Form 10-Q/A dated December 10, 2002.

     (22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

     (23) Incorporated by reference to the registrant's Current Report on Form 8-K dated December 27, 2002.