Form 10-Q
period 2003-03-30
AVADO BRANDS INC
filed 2003-05-14
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 30, 2003

                                       or

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

                                                       X Yes        No
                                                     ---        ---

     Indicate by check mark whether or not the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                         Yes      X No
                                                     ---        ---

     As of May 13, 2003, there were 33,101,929 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 30, 2003


                                      INDEX


Part I - Financial Information

     Item 1 - Consolidated Financial Statements:

              Consolidated Statements of Loss.................................3

              Consolidated Balance Sheets.....................................4

              Consolidated Statements of Shareholders' Equity (Deficit)
              and Comprehensive Loss..........................................5

              Consolidated Statements of Cash Flows...........................6

              Notes to Consolidated Financial Statements......................7

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................19

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....25

     Item 4 - Controls and Procedures........................................25

Part II - Other Information

     Item 5 - Other Information..............................................26

     Item 6 - Exhibits and Reports on Form 8-K...............................26

Signature....................................................................27

Certifications...............................................................28

Avado Brands, Inc.
Consolidated Statements of Loss
(Unaudited)
(In thousands, except per share data)                                                Quarter Ended
-----------------------------------------------------------------------------------------------------------
                                                                                Mar. 30,          Mar. 31,
                                                                                  2003              2002
-----------------------------------------------------------------------------------------------------------
Restaurant sales:
    Canyon Cafe                                                           $         1,574            7,725
    Don Pablo's                                                                    57,640           61,879
    Hops                                                                           37,889           45,549
-----------------------------------------------------------------------------------------------------------
          Total restaurant sales                                                   97,103          115,153
-----------------------------------------------------------------------------------------------------------
Operating expenses:
    Food and beverage                                                              27,824           32,801
    Payroll and benefits                                                           33,602           37,759
    Depreciation and amortization                                                   3,539            3,541
    Other operating expenses                                                       24,579           30,528
    General and administrative expenses                                             6,034            6,333
    Loss (gain) on disposal of assets                                               1,631             (524)
    Asset revaluation and other special charges                                     4,416              650
-----------------------------------------------------------------------------------------------------------
Operating income (loss)                                                            (4,522)           4,065
-----------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                                                         (12,510)          (8,233)
    Forgiveness of credit facility amendment and waiver fee                         6,500                -
    Distribution expense on preferred securities                                      (56)          (1,115)
    Other, net                                                                        389             (412)
-----------------------------------------------------------------------------------------------------------
          Total other income (expense)                                             (5,677)          (9,760)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                               (10,199)          (5,695)
Income tax benefit                                                                      -             (936)
-----------------------------------------------------------------------------------------------------------
Net loss from continuing operations                                               (10,199)          (4,759)
-----------------------------------------------------------------------------------------------------------
Discontinued operations:
   Loss from discontinued operations                                               (7,602)            (959)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                  $       (17,801)          (5,718)
===========================================================================================================

Basic loss per common share:
    Basic loss from continuing operations                                 $         (0.31)           (0.17)
    Basic loss from discontinued operations                                         (0.23)           (0.03)
-----------------------------------------------------------------------------------------------------------
Basic loss per common share                                               $         (0.54)           (0.20)
===========================================================================================================

Diluted loss per common share:
    Diluted loss from continuing operations                               $         (0.31)           (0.17)
    Diluted loss from discontinued operations                                       (0.23)           (0.03)
-----------------------------------------------------------------------------------------------------------
Diluted loss per common share                                             $         (0.54)           (0.20)
===========================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)
----------------------------------------------------------------------------------------------------
                                                                        Mar. 30,          Mar. 31,
                                                                           2003              2002
----------------------------------------------------------------------------------------------------
Assets
Current assets:
       Cash and cash equivalents                                $           226               636
       Accounts receivable                                                6,102             5,087
       Inventories                                                        4,911             5,283
       Prepaid expenses and other                                         6,637             2,129
       Assets held for sale                                               2,902            10,920
----------------------------------------------------------------------------------------------------
            Total current assets                                         20,778            24,055

Premises and equipment, net                                             187,973           236,950
Deferred income tax benefit                                              11,620            11,620
Other assets                                                             32,527            28,670
----------------------------------------------------------------------------------------------------
                                                                $       252,898           301,295
====================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
       Accounts payable                                         $        12,833            11,509
       Accrued liabilities                                               43,879            54,292
       Current installments of long-term debt and
           capital lease obligations                                      4,958            30,838
       Income taxes                                                      35,599            35,038
----------------------------------------------------------------------------------------------------
            Total current liabilities                                    97,269           131,677

 Long-term debt                                                         164,041           164,031
 Caital lease obligations                                                 3,840                 -
 Other long-term liabilities                                              2,105             2,143
----------------------------------------------------------------------------------------------------
            Total liabilities                                           267,255           297,851
----------------------------------------------------------------------------------------------------
 Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
        Brands, Inc. 7% convertible subordinated debentures
        due March 1, 2027                                                 3,179             3,179

 Shareholders' equity:
       Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
           none issued                                                        -                 -
       Common stock, $0.01 par value. Authorized - 75,000,000 shares;
           issued - 40,478,760 shares in 2003 and 2002;
           outstanding - 33,101,929 shares in 2003 and 2002                 405               405
       Additional paid-in capital                                       154,637           154,637
       Accumulated deficit                                              (75,919)          (58,118)
       Treasury stock at cost; 7,376,831 shares in 2003 and 2002        (96,659)          (96,659)
-----------------------------------------------------------------------------------------------------
            Total shareholders' equity (deficit)                        (17,536)              265
-----------------------------------------------------------------------------------------------------
                                                              $         252,898           301,295
=====================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Loss
(Unaudited)
                                                      Additional                              Total
                                    Common Stock        Paid-in   Accumulated  Treasury    Shareholders'
(In thousands)                   Shares       Amount    Capital     Deficit     Stock     Equity (Deficit)
------------------------------------------------------------------------------------------------------------
Balance at December 29, 2002      40,479       $405     $154,637   ($58,118)  ($96,659)         $265
------------------------------------------------------------------------------------------------------------
Net loss                               -          -            -    (17,801)         -       (17,801)
------------------------------------------------------------------------------------------------------------
Balance at March 30, 2003         40,479       $405     $154,637   ($75,919)  ($96,659)     ($17,536)
============================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(In thousands)                                                                    Quarter Ended
---------------------------------------------------------------------------------------------------------
                                                                           Mar. 30,          Mar. 31,
                                                                             2003             2002
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                         $  (17,801)          (5,718)
       Adjustments to reconcile net loss to net cash
          provided by operating activities:
              Depreciation of premises and equipment                         3,762             3,776
              Amortization and write off of deferred costs                   7,142               794
              Forgiveness of credit facility amendment and waiver fee       (6,500)                -
              Asset revaluation and other special charges                    4,416               650
              Loss (gain) on disposal of assets                              1,631              (524)
              Loss from discontinued operations                              7,602               959
              Mark-to-market adjustment on interest rate swap                    -               861
              (Increase) decrease in assets:
                   Accounts receivable                                        (850)              185
                   Inventories                                                 366               (30)
                   Prepaid expenses and other                                 (865)               54
               Increase (decrease) in liabilities:
                   Accounts payable                                          1,568            (5,730)
                   Accrued liabilities                                     (11,616)           (7,639)
                   Income taxes                                                561            (1,187)
                   Other long-term liabilities                                 (38)              (96)
----------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) operating activities  (10,622)          (13,645)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                   (246)             (949)
       Proceeds from disposal of assets and notes receivable, net            1,524             3,666
       Proceeds from sale-leaseback                                         20,000                 -
       Other, net                                                             (943)             (497)
----------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) investing activities   20,335             2,220
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from (repayment of) revolving credit agreements             (6,761)           20,473
       Proceeds from (repayment of) term credit agreement                  (12,736)                -
       Payment of financing costs                                           (3,396)           (8,502)
       Principal payments on long-term debt                                     (7)               (6)
       Settlement of interest rate swap agreement                                -            (1,704)
       Reduction in letter of credit collateral                                  -             1,165
----------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing activities  (22,900)           11,426
----------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                          12,777              (392)
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          (410)             (391)
Cash and cash equivalents at the beginning of the period                       636               559
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                      $      226               168
==========================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 30, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 2002, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

     As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of nine Don Pablo's restaurants and one Hops restaurant which were closed during the first quarter of 2003, plus 11 additional Don Pablo's restaurants and eight additional Hops restaurants which were closed in 2002, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues, expenses and related assets and liabilities of Canyon Cafe, which has been divested with the exception of two locations that are held for sale, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest the operations of Canyon Cafe was made prior to the implementation of SFAS 144 and it did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", it is required to be classified within continuing operations under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".


NOTE 2 - STOCK BASED COMPENSATION

     The Company accounts for its stock based compensation by using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees as the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the quarters ended March 30, 2003 and March 31, 2002.



                                                       Mar. 31,     Mar. 30,
                                                         2003         2002
---------------------------------------------------- ------------  -----------
Net loss, as reported                                 $ (17,801)    $ (5,718)
---------------------------------------------------- ------------  -----------
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects        (210)         (61)
---------------------------------------------------- ------------  -----------
Pro forma net loss                                    $ (18,011)    $ (5,779)
---------------------------------------------------- ------------  -----------

Loss per share:

Basic - as reported                                     $ (0.54)     $ (0.20)
---------------------------------------------------- ------------  -----------
Basic - pro forma                                       $ (0.54)     $ (0.20)
---------------------------------------------------- ------------  -----------
Diluted - as reported                                   $ (0.54)     $ (0.20)
---------------------------------------------------- ------------  -----------
Diluted - pro forma                                     $ (0.54)     $ (0.20)
---------------------------------------------------- ------------  -----------

NOTE 3 - LONG-TERM DEBT

     On March 24, 2003, the Company obtained new financing which included a $39.0 million revolving credit facility (the "Credit Facility") and a $20.0 million sale-leaseback transaction covering 15 Don Pablo's locations (the "Don Pablo's sale-leaseback"). Proceeds from the new financing were used to pay amounts outstanding under the Company's previously existing credit agreement totaling $19.5 million and fees associated with the closing of the new financing agreements totaling $4.3 million.

     The Credit Facility limits total borrowing capacity at any given time to an amount equal to the lesser of $39.0 million or 1.95 times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters as defined in the agreement. A portion of the facility, totaling $17.0 million, is restricted for the purchase of the Company's 9.75% Senior Notes due 2006 ("Senior Notes") and 11.75% Senior Subordinated Notes due June 2009 ("Subordinated Notes"). The agreement limits the amount the Company may pay to acquire Senior Notes and Subordinated Notes to $0.50 and $0.30 per one dollar outstanding, respectively. In addition, any unused availability under the restricted portion of the facility terminates on May 31, 2003. The Credit
Facility matures on March 24, 2004 but may be extended for one year at the lender's option and subject to an extension fee equal to five percent of the total commitment amount. In certain circumstances, borrowings under the Credit Facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions (other than Assets Held for Sale as defined in the agreement), casualty events and tax refunds, each as defined in the Credit Facility. In addition, the lender has the right to impose certain reserves against the Company's total borrowing availability under the facility, which may limit the Company's liquidity. The loan is secured by substantially all of the Company's assets.

     At March 30, 2003, $4.8 million in cash borrowings were outstanding under the Credit Facility and an additional $14.0 million of the facility was utilized to secure letters of credit which primarily secure the Company's insurance programs. Although the Company had not borrowed any amounts related to the $17.0 million restricted portion of the facility, total Credit Facility availability was reduced by lender reserves of $4.0 million. These reserves relate to specific conditions the Company is required to satisfy to perfect the lender's security interest in certain properties. Although the lender reserves have reduced the total availability, the lender has not limited the Company's unrestricted availability. At March 30, 2003, $16.2 million of the facility remained unused and available, of which $13.0 million was restricted and $3.2 million was unrestricted. Subsequent to March 30, 2002, the Company satisfied certain of the required conditions related to the lender reserves and $2.0 million of the reserves were eliminated. Also subsequent to the end of the first quarter, the Company used restricted loan proceeds of $4.9 million to acquire $9.9 million in face value of its Senior Notes. The Company will recognize a gain of approximately $5.0 million during the second quarter of 2003 related to the repurchases.

     Interest payments on the Company's Senior Notes and Subordinated Notes are due semi-annually in each June and December. Prior to the Company's repurchase of $9.9 million in face value of its outstanding Senior Notes subsequent to March 30, 2003 and $52.4 million in face value of its outstanding Subordinated Notes in the second and third quarters of 2002, the Company's semi-annual interest payments totaled approximately $11.6 million. Subsequent to the repurchases, the Company's semi-annual interest payments will total approximately $8.0 million. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred, due to late payment of interest, and the Company utilized these provisions with respect to its June and December 2002 interest payments as well as its June and December 2001 interest payments. The Company's ability to make its June 2003 interest payments is dependent on the outcome of its initiatives to sell assets and generate cash flow from operations.


NOTE 4 - LIQUIDITY

     The Company has suffered from recurring losses from operations, has an accumulated deficit and a Credit Facility which is due March 24, 2004 that raise substantial doubt about the Company's ability to continue as a going concern. Sufficient liquidity to make required debt service and lease payments is dependent primarily on the realization of proceeds from the sale of assets and cash flow from operations. There can be no assurance that these efforts will be successful.

     In the event the Company is not able to meet its financial covenant targets under the Credit Facility, an event of default would occur. An event of default would entitle the lender to, among other things, declare all obligations immediately due and payable. In the event the amounts due under the Credit Facility are accelerated, cross-default provisions contained in the indentures to the Senior Notes and Subordinated Notes would be triggered, creating an event of default under those agreements as well. At March 30, 2003, the outstanding balances of the Senior Notes and Subordinated Notes were $116.5 million and $47.6 million respectively. An event of default under the Credit Facility would result in a cross-default under the master equipment lease but would not result in a cross-default under the Company's two sale-leaseback agreements. In the event some or all of the obligations under the Company's financing agreements become immediately due and payable, the Company does not currently have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors.

     The terms of the Credit Facility, the Company's Senior Notes and Subordinated Notes, the Don Pablo's sale-leaseback, the 2000 Hops sale-leaseback and master equipment lease collectively include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets, (ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. At March 30, 2003, the Company was in compliance with the requirements contained in the Credit Facility, the Don Pablo's sale-leaseback and terms of the Senior Notes and Subordinated Notes. The Company was not in compliance with a net worth requirement contained in its 2000 Hops sale-leaseback agreement. The lessor, however, has waived this requirement until March 31, 2004 at which time the minimum net worth requirement will be $150.0 million. The Company is also not in compliance with certain financial covenants contained in the master equipment lease. Under the master equipment lease, the failure to meet the financial covenants represents an event of default whereby the creditor has the right to, among other things, declare all obligations under the agreement immediately due and payable and to repossess the leased equipment, which is located primarily in the Company's restaurants. Although the lessor has not notified the Company of its intent to do so, acceleration of the obligations would have a material adverse effect on the Company. At March 30, 2003, remaining obligations under the master equipment lease totaled $4.9 million. The continuing event of default under the master equipment lease does not result in cross-defaults under the Company's Credit
Facility, Senior Notes, Subordinated Notes or two sale-leaseback agreements. Although the lessor has not notified the Company of any intent to accelerate its obligations, there can be no assurances that the lessor will not exercise such remedies. Subsequent to March 30, 2003, the lessor drew down a $2.0 million letter of credit which secured the Company's obligations under the agreement, thereby reducing the Company's remaining payment obligations. This letter of credit was secured by borrowing availability under the Credit Facility thus the drawing had no net impact on the Company's overall availability.

     Principal financing sources in the first quarter of 2003 consisted of (i) proceeds of $20.0 million from the Don Pablo's sale-leaseback, (ii) cash provided by discontinued operations, primarily related to the sale of assets, of $12.8 million, and (iii) other proceeds from the sale of assets of $1.5 million. The primary uses of funds consisted of (i) net cash used in operations of $10.6 million which included interest payments of $10.7 million primarily related to the Senior and Subordinated Notes and Credit Facility along with operating lease payments of $5.3 million, (ii) net repayments of credit agreements of $19.5 million, and (iii) payment of financing costs related to the Credit Facility and Don Pablo's sale-leaseback totaling $4.3 million.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. The Company does not have any contractual obligations to open any new restaurants during 2003. Capital expenditures for existing restaurants are expected to be approximately $4.5 million in 2003.

     The Company is also exposed to certain contingent payments. In connection with the Applebee's and Canyon Cafe divestiture transactions completed during 2002, 1999 and 1998, the Company remains contingently liable for lease obligations relating to 86 Applebee's restaurants and nine Canyon Cafe restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $34.6 million. The Company also remains contingently liable for lease obligations relating to eight Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those eight restaurants total $5.5 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the Unites States Bankruptcy Code. Harrigan's is continuing to operate under Chapter 11 and the Company has not been notified of any intent by the respective landlords to hold the Company liable for lease obligations pertaining to any of the eight locations.

     Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company's deductibles for workers' compensation and general liability are $500,000 per claim. Losses in excess of these risk retention levels are covered by insurance which management considers as adequate. Provision for losses expected under these programs are recorded based upon estimates of the liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and future development based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. In the first quarter of 2003, claims paid under the Company's self-insurance programs totaled $1.0 million. In addition, at March 30, 2003, the Company was contingently liable for letters of credit aggregating approximately $14.0 million, relating primarily to its insurance programs. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company's 1998 Federal income tax returns are currently being audited by the Internal Revenue Service ("IRS"). The Company believes its recorded liability for income taxes of $35.6 million as of March 30, 2003 is adequate to cover its exposure that may result from the ultimate resolution of the audit. During the first quarter of 2003, the Company submitted an Offer in Compromise to the IRS whereby the Company offered to settle its potential obligations at a discounted amount. The Offer in Compromise process is a mechanism available to taxpayers to potentially reduce amounts otherwise payable to the IRS based on analysis of a taxpayer's ability to pay, the value of its assets versus its liabilities and other economic factors. Although the ultimate outcome of the audit or the Offer in Compromise cannot be determined at this time, the Company does not have sufficient liquidity to pay any significant portion of its recorded liability if resolution of the audit results in such amount being currently due and payable. Management does not currently expect that this will be the result, or that any resolution with respect to audit issues will be reached in the near future.

     Management has taken steps to improve cash flow from operations, including changing the Company's marketing strategy to be less reliant on expensive broadcast media, reducing overhead through consolidation of functions and personnel reductions primarily from the first quarter relocation of its Hops corporate headquarters and adjusting supervisory management level personnel in its restaurant operations. There is no assurance these efforts will be successful in improving cash flow from operations sufficiently to enable the Company to continue to meet its obligations, including scheduled interest and other required payments under its debt and lease agreements and capital expenditures necessary to maintain its existing restaurants. For the near term, cash flow from operations will need to be supplemented by asset sales. There is no assurance the Company will be able to generate proceeds from these efforts in sufficient amounts to supplement cash flow from operations, thereby enabling the Company to meet its debt and lease obligations. In addition, there is no assurance the Company will be able to comply with the financial covenants of its debt and lease agreements.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the quarters ended March 30, 2003 and March 31, 2002, the following supplements the consolidated statements of cash flows (amounts in thousands):


                                               2003             2002
                                           ------------     -----------
     Interest paid                          $  10,726           7,236
     Income taxes paid (refunded)           $    (561)             62


NOTE 6 - ASSET REVALUATION AND OTHER SPECIAL CHARGES

     For the quarter ended March 30, 2003, asset revaluation and other special charges of $4.4 million, which were predominately non-cash, include asset impairment charges of $2.9 million recorded to reduce the carrying value of the assets of four Don Pablo's restaurants to estimated fair value and $1.5 million in special charges related to costs associated with the relocation of the Hops corporate office to Madison, Georgia. Asset revaluation and other special charges for the quarter ended March 31, 2002 reflected a non-cash asset impairment charge of $0.7 million to reduce the carrying value of the assets of the Company's Canyon Cafe restaurants to estimated fair value.


NOTE 7 - DISPOSAL OF ASSETS

     Loss on disposal of assets of $1.6 million for the quarter ended March 30, 2003, primarily reflects losses related to the sale of 15 Don Pablo's restaurants included in the Company's Don Pablo's sale-leaseback transaction which occurred during the quarter.

     Gain on disposal of assets of $0.5 million for the quarter ended March 31, 2002 primarily reflects an adjustment to amounts receivable from the divestiture of McCormick & Schmick's which was somewhat offset by fees incurred in connection with the first quarter termination of the Company's interest rate swap agreement.


NOTE 8 - INCOME TAXES

     No income tax benefit was recorded related to the loss before income taxes for the quarter ended March 30, 2003. The income tax benefit recorded for the quarter ended March 31, 2002 represents the effective rate of benefit on loss before income taxes for the quarter. The tax rate was based on the Company's expected rate for the full fiscal 2002 year. (See Note 4).


NOTE 9 - DISCONTINUED OPERATIONS

     As discussed in Note 1 - Basis of Presentation, discontinued operations includes the revenues and expenses of nine Don Pablo's and one Hops restaurant which were closed in the first quarter of 2003, plus 11 additional Don Pablo's restaurants and eight additional Hops restaurants which were closed during 2002. The decision to dispose of these 29 locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt.

     Net loss from discontinued operations for the quarter ended March 30, 2003, for which no tax benefit has been provided, of $7.6 million primarily reflects losses on the disposal of closed restaurants. Operating losses were $7.6 million for the quarter on total restaurant sales from discontinued operations of $2.2 million.

     Net loss from discontinued operations for the quarter ended March 31, 2002 of $1.0 million (net of income tax benefit of $0.2 million), reflects operating losses of $1.2 million on total restaurant sales from discontinued operations of $10.6 million.


NOTE 10 - SALE-LEASEBACK TRANSACTIONS

     On March 24, 2003, the Company completed a sale-leaseback transaction covering 15 Don Pablo's locations (the "Don Pablo's sale-leaseback"). The transaction included the sale of the land and buildings for total consideration of $20.0 million. The term of the lease is 20 years with two 10-year renewal options. Total annual payments due under the lease are $2.4 million at inception and will escalate by 10% every five years. The portion of the lease attributable to the buildings has been accounted for as a capital lease while the portion attributable to the land has been accounted for as an operating lease. As a result, at March 30, 2003 the Company recorded a capital lease obligation of $3.9 million. Depreciation on the related assets will be recorded on a straight-line basis over the 20 year base-term of the lease. In addition, the Company recorded $10.3 million of prepaid interest, included in other assets in the accompanying consolidated balance sheet, which will be amortized to interest expense over the 20 year term of the lease. This prepaid interest represents the excess of estimated fair value of the 15 locations over the proceeds received from the transaction. A loss of $1.6 million, representing the excess of recorded net book value over estimated fair value for the 15 locations was recorded as a loss on disposal of assets during the quarter.

     In October 2000, the Company completed a sale-leaseback transaction involving 20 Hops restaurant properties. The transaction included the sale of the land and buildings for total consideration of $28.4 million. The lease covers an initial term of 20 years with options to extend the lease for four periods of five years each. Rent expense related to the sale-leaseback escalates by 1.2% each year. The transaction, which has been accounted for as an operating lease, resulted in prepaid rent, which is being amortized over the lease term as additional rent expense.


NOTE 11 - CONTINGENCIES

     Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company's deductibles for workers' compensation and general liability are $500,000 per claim. Losses in excess of these risk retention levels are covered by insurance which management considers as adequate. Provisions for losses expected under these programs are recorded based on estimates of the liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and future development based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. At March 30, 2003, the Company was contingently liable for letters of credit aggregating approximately $14.0 million related primarily to its insurance programs.


     The Company is also exposed to certain contingent payments. In connection with the Applebee's and Canyon Cafe divestiture transactions completed during 2002, 1999 and 1998, the Company remains contingently liable for lease obligations relating to 86 Applebee's restaurants and nine Canyon Cafe restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $34.6 million. The Company also remains contingently liable for lease obligations relating to eight Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those eight restaurants total $5.5 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the Unites States Bankruptcy Code. Harrigan's is continuing to operate under Chapter 11 and the Company has not been notified of any intent by the respective landlords to hold the Company liable for lease obligations pertaining to any of the eight locations.

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

     In September 2002, the Company was named as the Defendant in an action filed in the U.S. District Court for the Middle District of Georgia. The Plaintiff, Bank of America Securities, LLC, alleges that it is owed a fee of approximately $1.0 million, relating to the Company's sale of the McCormick & Schmick's brand. The Company believes that the allegations in the complaint are without merit and plans to vigorously contest the complaint. This litigation is currently at a preliminary stage. Thus, it is not possible for the Company to evaluate the likelihood of the plaintiff prevailing on its claims. Because this claim is a suit on a contract, the Company's existing insurance policies do not provide coverage. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

     On April 3, 2003, the Company received a communication from counsel claiming to represent an ad hoc committee ("the Committee") of holders of a majority of the Company's 9.75% Senior Notes ("the Senior Notes"). The communication set forth concerns of the Committee with respect to certain actions of the Company and threatened to cause a notice of default under the indenture covering the Senior Notes to be issued and other legal action to be taken if the Committee's concerns were not addressed. On May 5, 2003, counsel for the Committee issued a press release announcing the Committee's intention to cause a notice of default to be issued, asserting that certain transactions with the Company's Chairman and CEO constituted violations of covenants in the Indenture governing the Senior Notes. Should it ultimately be determined that an event of default exists, the Senior Notes would become currently due and payable. As of May 14, 2003, the Company has not received any notice from the trustee for the Senior Notes that a notice of default has been filed, nor, to the Company's knowledge has the Committee taken any formal legal action. If the Committee were to initiate action to declare a default and to accelerate the Senior Notes, the Company intends to vigorously contest such action. While the outcome of any potential litigation is inherently uncertain, the Company does not believe that the Committee would prevail in any such attempt to accelerate the Senior Notes. In the event the Senior Notes are accelerated cross-default provisions would be triggered in the Company's Credit Facility and Subordinated Notes.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


NOTE 12 - RELATED PARTY TRANSACTIONS

     At December 31, 2000, the Company held several notes receivable, one of which was secured by real estate, from Tom E. DuPree, Jr., Chairman of the Board and Chief Executive Officer of the Company (the "Chairman Notes" and the "Chairman"). At December 30, 2001, the due date of the Chairman Notes was June 30, 2002 with an interest rate of 11.5% payable at maturity.

     At December 30, 2001, total amounts owed to the Company under the Chairman Notes were $10.9 million in principal and $3.0 million in accrued interest. At that time, the Company recorded an allowance against the ultimate realization of amounts due totaling $11.1 million, resulting in a net book value of $2.8 million, the fair value of the real estate collateral held by the Company.

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

     In conjunction with the Company's July 10, 2002 payment of semi-annual interest due to holders of its Subordinated Notes, the Chairman made a simultaneous payment of principal and interest under the New Chairman Note in the amount of $0.8 million. As a result, the principal balance of the New Chairman Note was reduced to $13.7 million at December 29, 2002. In conjunction with the Company's January 9, 2003 payment of semi-annual interest to holders of its Subordinated Notes, the Chairman made a simultaneous payment of interest in the amount of $0.8 million. The balance of the New Chairman Note at March 30, 2003 was $2.6 million, net of the valuation allowance established in 2001.


NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 in the first quarter of fiscal 2003. The adoption of this standard did not have a material impact on its results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 supersedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 eliminates the provisions of EITF 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material adverse impact on the Company's results of operations or financial position during the quarter ended March 30, 2003, however it may impact the timing of expense recognition as the Company continues to execute its strategy of reducing debt with proceeds from the sale of assets.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results (see Note 2). The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employee's", the adoption of SFAS 148 had no impact on the Company's financial condition or results of operations.

     In November 2001, the EITF reached a consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF 01-9 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products and generally any other offers that entitle a customer to receive a reduction in the price of a product. Under EITF 01-9, the reduction in the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. The Company adopted EITF 01-9 in fiscal 2002. Prior to adopting this pronouncement, the Company recognized sales incentives as restaurant operating expenses. As a result of adopting EITF 01-9, sales incentives were reclassified as a reduction of sales for all periods presented. Amounts reclassified were $2.0 million for the quarter ended March 30, 2003 and $1.5 million for the quarter ended March 31, 2002.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee's guarantee of the lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the Interpretation. The liability recognition provisions of FIN 45 are applicable to guarantee's issued after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. Historically, the only guarantees issued by the Company relate to lease guarantees where the Company is no longer the primary obligor and guarantees between Avado Brands, Inc. and its wholly-owned subsidiaries related to debt owed to third parties. Currently under such guarantees, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $40.1 million (see Note 11). The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this
Interpretation to have a material impact on its results of operations or financial position. The Company has adopted the disclosure requirements of FIN 45 effective for fiscal year ended December 29, 2002.


NOTE 14 - GUARANTOR SUBSIDIARIES

     The Company's Senior Notes and Credit Facility are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. Such indebtedness is not guaranteed by the Company's non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At March 30, 2003 and March 31, 2002, these partnerships in the non-guarantor subsidiaries operated 19 and 20 of the Company's restaurants, respectively. Accordingly, condensed consolidated balance sheets as of March 30, 2003 and December 29, 2002, and condensed consolidated statements of earnings
(loss) and cash flows for the quarter ended March 30, 2003 and March 31, 2002 are provided for such guarantor and non-guarantor subsidiaries. Corporate costs associated with the maintenance of a centralized administrative function for the benefit of all Avado restaurants, as well as goodwill, have not been allocated to the non-guarantor subsidiaries. In addition, interest expense has not been allocated to the non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

Condensed Consolidated Statement of Earnings (Loss)
Quarter Ended March 30, 2003
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                 $    92,720             4,383               -           97,103
Operating expenses                                    85,491             4,053               -           89,544
General and administrative expenses                    5,833               201               -            6,034
(Gain) loss on disposal of assets                      1,631                 -               -            1,631
Asset revaluation and other special charges            4,416                 -               -            4,416
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income (loss)                               (4,651)              129               -           (4,522)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                (5,677)                -               -           (5,677)
Earnings (loss) before income taxes
   for continuing operations                         (10,328)              129               -          (10,199)
Income taxes                                               -                 -               -                -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from continuing operations       (10,328)              129               -          (10,199)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net loss from discontinued operations                 (7,602)                -               -           (7,602)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                              $   (17,930)              129               -          (17,801)
================================================ ================ ================= =============== ================


Condensed Consolidated Statement of Earnings (Loss)
Quarter Ended March 31, 2002
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor      Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                   $  101,725            13,428               -          115,153
Operating expenses                                     92,638            11,991               -          104,629
General and administrative expenses                     5,721               612               -            6,333
(Gain) loss on disposal of assets                        (524)                -               -             (524)
Asset revaluation and other special charges               650                 -               -              650
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                        3,240               825               -            4,065
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                 (9,760)                -               -           (9,760)
Earnings (loss) before income taxes
   for continuing operations                           (6,520)              825               -           (5,695)
Income taxes                                           (1,072)              136               -             (936)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss) from continuing operations         (5,448)              689               -           (4,759)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net loss from discontinued operations                    (914)              (45)              -             (959)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                                $   (6,362)              644               -           (5,718)
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
March 30, 2003
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                   Guarantor        Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
ASSETS
Current assets                                   $    20,032               746               -           20,778
Premises and equipment, net                          165,094            22,879               -          187,973
Deferred income tax benefit                           11,620                 -               -           11,620
Other assets                                          32,509                18               -           32,527
Intercompany advances                                 12,370                 -         (12,370)               -
Intercompany investments                              11,017                 -         (11,017)               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $   252,642            23,643         (23,387)         252,898
================================================ ================ ================= =============== ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $    97,013               256               -           97,269
Long-term liabilities                                169,986                 -               -          169,986
Intercompany payables                                      -            12,370         (12,370)               -
Convertible preferred securities                       3,179                 -               -            3,179
Shareholders' equity (deficit)                       (17,536)           11,017         (11,017)         (17,536)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $   252,642            23,643         (23,387)         252,898
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
December 29, 2002
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
ASSETS
Current assets                                   $     23,255               800               -           24,055
Premises and equipment, net                           213,130            23,820               -          236,950
Deferred income tax benefit                            11,620                 -               -           11,620
Other assets                                           28,652                18               -           28,670
Intercompany advances                                  12,370                 -         (12,370)               -
Intercompany investments                               12,131                 -         (12,131)               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $    301,158            24,638         (24,501)         301,295
================================================ ================ ================= =============== ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $    131,540               137               -          131,677
Long-term liabilities                                 166,174                 -               -          166,174
Intercompany payables                                       -            12,370         (12,370)               -
Convertible preferred securities                        3,179                 -               -            3,179
Shareholders' equity (deficit)                            265            12,131         (12,131)             265
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $    301,158            24,638         (24,501)         301,295
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Quarter Ended March 30, 2003
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
                                                         Guarantor       Non-Guarantor
(In thousands)                                          Subsidiaries      Subsidiaries     Eliminations    Consolidated
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) operating activities     $  (10,904)             282               -          (10,622)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
     Capital expenditures                                     (246)               -               -             (246)
     Proceeds from disposal of assets, net                   1,524                -               -            1,524
     Proceeds from sale-leaseback                           20,000                -               -           20,000
     Other investing activities                               (943)               -               -             (943)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing activities         20,335                -               -           20,335
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
     Repayment of revolving credit agreements               (6,761)               -               -           (6,761)
     Repayment of term credit agreement                    (12,736)               -               -          (12,736)
     Payment of financing costs                             (3,396)               -               -           (3,396)
     Principal payments on long-term debt                       (7)               -               -               (7)
     Proceeds from (payment of) intercompany
        advances                                               282             (282)              -                -
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities        (22,618)            (282)              -          (22,900)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash provided by (used in) discontinued operations          12,777                -               -           12,777
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents          (410)               -               -             (410)
Cash and equivalents at the beginning of the period            607               29               -              636
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period           $      197               29               -              226
====================================================  ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Quarter Ended March 31, 2002
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
                                                         Guarantor        Non-Guarantor
(In thousands)                                          Subsidiaries      Subsidiaries     Eliminations    Consolidated
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) operating activities     $  (14,760)           1,115               -          (13,645)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
     Capital expenditures                                     (806)            (143)              -             (949)
     Proceeds from disposal of assets, net                   3,666                -               -            3,666
     Other investing activities                               (497)               -               -             (497)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing activities          2,363             (143)              -            2,220
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
     Proceeds from revolving credit agreements              20,473                -               -           20,473
     Payment of financing costs                             (8,502)               -               -           (8,502)
     Principal payments on long-term debt                       (6)               -               -               (6)
     Settlement of interest rate swap agreement             (1,704)               -               -           (1,704)
     Reduction in letter of credit collateral                1,165                -               -            1,165
     Proceeds from (payment of) intercompany
        advances                                               918             (918)              -                -
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities         12,344             (918)              -           11,426
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash provided by (used in) discontinued operations            (338)             (54)              -             (392)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents          (391)               -               -             (391)
Cash and equivalents at the beginning of the period            530               29               -              559
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period           $      139               29               -              168
====================================================  ================ ================= =============== ================

NOTE 15 - EARNINGS PER SHARE  INFORMATION

     The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

(In thousands, except per share data)                                  Quarter Ended
--------------------------------------------------------------------------------------------
                                                                  Mar. 30,       Mar. 31,
                                                                    2003          2002
--------------------------------------------------------------------------------------------
Average number of common shares used in basic calculation          33,102        29,009
Net additional shares issuable pursuant to employee stock
    option plans at period-end market price                             -             - *
Shares issuable on assumed conversion of convertible
    preferred securities                                                - *           - *
--------------------------------------------------------------------------------------------
Average number of common shares used in diluted calculation        33,102        29,009
============================================================================================

Net loss from continuing operations                             $ (10,199)        (4,759)
Net loss from discontinued operations                              (7,602)          (959)
--------------------------------------------------------------------------------------------
Net loss                                                          (17,801)        (5,718)

Distribution savings on assumed conversion of convertible
    preferred securities, net of income taxes                           - *            - *
--------------------------------------------------------------------------------------------
Net loss for computation of diluted earnings per common share   $ (17,801)        (5,718)
============================================================================================

--------------------------------------------------------------------------------------------
Basic loss per common share from continuing operations          $   (0.31)         (0.17)
Basic loss per common share from discontinued operations            (0.23)         (0.03)
--------------------------------------------------------------------------------------------
Basic loss per common share                                     $   (0.54)         (0.20)
============================================================================================

--------------------------------------------------------------------------------------------
Diluted loss per common share from continuing operations        $   (0.31)         (0.17)
Diluted loss per common share from discontinued operations          (0.23)         (0.03)
--------------------------------------------------------------------------------------------
Diluted loss per common share                                   $   (0.54)         (0.20)
============================================================================================

     * Inclusion of 771,557 shares issuable pursuant to employee stock option plans results in an increase to earnings (loss) per share ("EPS") for the quarter ended March 31, 2002. As those shares are antidilutive, they are excluded from the computation of diluted EPS. Inclusion of 214,944 shares for the quarter ended March 30, 2003 and 4,307,762 shares for the quarter ended March 31, 2002 related to the Convertible Preferred Securities results in an increase to EPS in each respective quarter. As those shares are antidilutive, they are excluded from the computation of diluted EPS.


NOTE 16 - SUBSEQUENT EVENTS

     Subsequent to the end of the quarter, the Company repurchased $9.9 million in face value of its 9.75% Senior Notes, due 2006, for $4.5 million plus $0.4 in accrued interest. The Company will recognize a gain on debt extinguishment of approximately $5.0 million during the second quarter of 2003 related to the repurchases.

Item 2.

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   For the First Quarter Ended March 30, 2003


Presentation

     In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. As a result of the adoption of SFAS 144, the Company has classified the revenues, expenses and related assets and liabilities of nine Don Pablo's restaurants and one Hops restaurant which were closed during the first quarter of 2003, plus 11 additional Don Pablo's restaurants and eight additional Hops restaurants which were closed in 2002, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues, expenses and related assets and liabilities of Canyon Cafe, which has been divested with the exception of two locations that are held for sale, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest the operations of Canyon Cafe was made prior to the implementation of SFAS 144 and it did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", it is required to be classified within continuing operations under the provisions of SFAS 121.

Restaurant Sales

     Restaurant sales for the quarter ended March 30, 2003 were $97.1 million compared to $115.2 million for the corresponding period of 2002. Declining revenues were primarily due to the divestiture of Canyon Cafe which was substantially completed in the fourth quarter of 2002 and a decrease in same-store sales at Don Pablo's and Hops. Sales were adversely impacted during the quarter by the Company's limited ability to market, as well as the war in Iraq and a generally sluggish economy. The revenues and expenses related to nine Don Pablo's restaurants and one Hops restaurant which were closed during the first quarter of 2003, plus 11 additional Don Pablo's restaurants and eight Hops restaurants which were closed in 2002, have been included in discontinued operations for all periods presented in the accompanying consolidated statements of loss and consolidated statements of cash flows. Same-store sales for the first quarter of 2003 decreased by approximately 7% at Don Pablo's and 17% at Hops as compared to 2002 (same-store sales comparisons included all restaurants classified as continuing operations and open for 18 months as of the beginning of 2003).

Operating Expenses

     The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the operations of the Company's restaurants for the quarters ended March 30, 2003 and March 31, 2002.


                                                  Mar. 30,        Mar. 31,
                                                    2003            2002
---------------------------------------------- --------------  --------------
Restaurant sales:
  Canyon Cafe                                        1.6 %             6.7 %
  Don Pablo's                                       59.4 %            53.7 %
  Hops                                              39.0 %            39.6 %
---------------------------------------------- --------------  --------------
    Total restaurant sales                         100.0 %           100.0 %
---------------------------------------------- --------------  --------------
Operating expenses:
  Food and beverage                                 28.7 %            28.5 %
  Payroll and benefits                              34.6 %            32.8 %
  Depreciation and amortization                      3.6 %             3.1 %
  Other operating expenses                          25.3 %            26.5 %
  General and administrative expenses                6.2 %             5.5 %
  Loss (gain) on disposal of assets                  1.7 %            (0.5)%
  Asset revaluation and other special charges        4.5 %             0.6 %
---------------------------------------------- --------------  --------------
    Total operating expenses                       104.7 %            96.5 %
---------------------------------------------- --------------  --------------
Operating income (loss)                             (4.7)%             3.5 %
---------------------------------------------- --------------  --------------


     Certain operating expenses for the quarter ended March 30, 2003, including food and beverage costs, payroll and benefit costs, depreciation and amortization, and other operating expenses increased by 1.3%, as a percent of sales, over the prior period of 2002. This increase was largely due to decreased leverage on fixed costs due to declining sales volumes at Don Pablo's and Hops which was somewhat offset by reduced marketing expenditures.

General and Administrative Expenses

     General and administrative expenses decreased by $0.3 million for the quarter ended March 30, 2003 compared to the quarter ended March 31, 2002 but increased as a percent of sales to 6.2% from 5.5% due to declining sales volumes.

Loss (Gain) on Disposal of Assets

     Loss on disposal of assets of $1.6 million for the quarter ended March 30, 2003, primarily reflects losses related to the sale of 15 Don Pablo's restaurants included in the Company's Don Pablo's sale-leaseback transaction which occurred during the quarter.

     Gain on disposal of assets of $0.5 million for the quarter ended March 31, 2002 primarily reflects an adjustment to amounts receivable from the divestiture of McCormick & Schmick's which was somewhat offset by fees incurred in connection with the 2002 first quarter termination of the Company's interest rate swap agreement.

Asset Revaluation and Other Special Charges

     For the quarter ended March 30, 2003, asset revaluation and other special charges of $4.4 million, which were predominately non-cash, include asset impairment charges of $2.9 million recorded to reduce the carrying value of the assets of four Don Pablo's restaurants to estimated fair value and $1.5 million in special charges related to costs associated with the relocation of the Hops corporate office to Madison, Georgia. Asset revaluation and other special charges for the quarter ended March 31, 2002 reflected a non-cash asset impairment charge of $0.7 million to reduce the carrying value of the assets of the Company's Canyon Cafe restaurants to estimated fair value.

Interest and Other Expenses

     Net interest expense for the quarter ended March 30, 2003 was $12.5 million compared to $8.2 million for the quarter ended March 31, 2002. The increase in interest expense included $6.5 million in deferred loan costs which were charged to interest expense as a result of the Company's March 25, 2003 termination of its previously existing credit agreement. Interest expense for the quarter ended March 31, 2002 included unfavorable mark-to-market adjustments recorded during the quarter under a fixed-to-floating interest rate swap agreement, which was terminated on March 25, 2002, and increased interest charges incurred related to past due sales and use, property and other taxes.

     Distribution expense on preferred securities relates to the Company's $3.50 term convertible securities with a liquidation preference of $50 per security and convertible into 3.3801 shares of Avado Brands common stock for each security (the "TECONS"). Expenses related to these securities decreased as a result of the conversion of 1,307,591 of the securities into 4,419,478 shares of common stock during 2002, all of which were issued from treasury stock. The
Company  has  the  right  to  defer  quarterly   distribution  payments  on  the
Convertible Preferred Securities for up to 20 consecutive quarters and has deferred all such payments beginning with the December 1, 2000 payment until December 1, 2005. The Company may pay all or any part of the interest accrued during the extension period at any time. In June 2002, the Company made a one-time distribution payment of accrued interest, totaling $5.4 million or $4.25 per share, to holders of its TECONS. Of the 1,307,591 shares converted during 2002, 1,200,391 shares were converted in conjunction with this distribution payment.

     During the quarter ended March 30, 2003, other income was recognized as a result of the abatement of previously incurred tax penalties. For the quarter ended March 31, 2002, other expenses related primarily to the incurrence of various tax penalties.

     No income tax benefit was recorded related to the loss before income taxes for the quarter ended March 30, 2003. The income tax benefit recorded for the quarter ended March 31, 2002 represents the effective rate of benefit on loss before income taxes for the quarter. The tax rate was based on the Company's expected rate for the full fiscal 2002 year.

Discontinued Operations

     As discussed in Note 1 - Basis of Presentation, discontinued operations includes the revenues and expenses of nine Don Pablo's and one Hops restaurant which were closed in the first three months of 2003, plus 11 additional Don Pablo's restaurants and eight additional Hops restaurants which were closed during 2002. The decision to dispose of these 29 locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt.

     Net loss from discontinued operations for the quarter ended March 30, 2003, for which no tax benefit has been provided, of $7.6 million primarily reflects losses on the disposal of closed restaurants. Operating losses were $7.6 million for the quarter on total restaurant sales from discontinued operations of $2.2 million.

     Net loss from discontinued operations for the quarter ended March 31, 2002 of $1.0 million (net of income tax benefit of $0.2 million), reflects operating losses of $1.2 million on total restaurant sales from discontinued operations of $10.6 million.

Liquidity and Capital Resources

     Generally, the Company operates with negative working capital since substantially all restaurant sales are for cash while payment terms on accounts payable typically range from 0 to 45 days. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of restaurant openings and closings and the timing of settlement of liabilities. Decreases in accrued liabilities occurred during the first quarter of 2003 primarily as a result of interest payments made during the first quarter on the Company's Senior and Subordinated Notes.

     On March 24, 2003, the Company obtained new financing which included a $39.0 million revolving credit facility (the "Credit Facility") and a $20.0 million sale-leaseback transaction covering 15 Don Pablo's locations (the "Don Pablo's sale-leaseback"). Proceeds from the new financing were used to pay amounts outstanding under the Company's previously existing credit agreement totaling $19.5 million and fees associated with the closing of the new financing agreements totaling $4.3 million. Placement of the new financing allowed the Company to avoid approximately $9.5 million in fees associated with its previous credit agreement.

     The Credit Facility limits total borrowing capacity at any given time to an amount equal to the lesser of $39.0 million or 1.95 times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters as defined in the agreement. A portion of the facility, totaling $17.0 million, is restricted for the purchase of the Company's 9.75% Senior Notes due 2006

("Senior Notes") and 11.75% Senior Subordinated Notes due 2009("Subordinated Notes"). The agreement limits the amount the Company may pay to acquire Senior Notes and Subordinated Notes to $0.50 and $0.30 per one dollar outstanding, respectively. In addition, any unused availability under the restricted portion of the facility terminates on May 31, 2003. The Credit Facility matures on March 24, 2004 but may be extended for one year at the lender's option and subject to an extension fee equal to five percent of the total commitment amount. In certain circumstances, borrowings under the Credit Facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions (other than Assets Held for Sale as defined in the agreement), casualty events and tax refunds, each as defined in the Credit Facility. In addition, the lender has the right to impose certain reserves against the Company's total borrowing availability under the facility, which may limit the Company's liquidity. The loan is secured by substantially all of the Company's assets.

     At March 30, 2003, $4.8 million in cash borrowings were outstanding under the Credit Facility and an additional $14.0 million of the facility was utilized to secure letters of credit which primarily secure the Company's insurance programs. Although the Company had not borrowed any amounts related to the $17.0 million restricted portion of the facility, total Credit Facility availability was reduced by lender reserves of $4.0 million. These reserves relate to specific conditions the Company is required to satisfy to perfect the lender's security interest in certain properties. Although the lender reserves have reduced the total availability, the lender has not limited the Company's unrestricted availability. At March 30, 2003, $16.2 million of the facility remained unused and available, of which $13.0 million was restricted and $3.2 million was unrestricted. Subsequent to March 30, 2002, the Company satisfied certain of the required conditions related to the lender reserves and $2.0 million of the reserves were eliminated. Also subsequent to the end of the first quarter, the Company used restricted loan proceeds of $4.9 million to acquire $9.9 million in face value of its Senior Notes. The Company will recognize a gain on debt extinguishment of approximately $5.0 million during the second quarter of 2003 related to the repurchases.

     The terms of the Credit Facility, the Company's Senior Notes and Subordinated Notes, the Don Pablo's sale-leaseback, the 2000 Hops sale-leaseback and master equipment lease collectively include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets, (ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. At March 30, 2003, the Company was in compliance with the requirements contained in the Credit Facility, the Don Pablo's sale-leaseback and terms of the Senior Notes and Subordinated Notes. The Company was not in compliance with a net worth requirement contained in its 2000 Hops sale-leaseback agreement. The lessor, however, has waived this requirement until March 31, 2004 at which time the minimum net worth requirement will be $150.0 million. The Company is also not in compliance with certain financial covenants contained in the master equipment lease. Under the master equipment lease, the failure to meet the financial covenants represents an event of default whereby the creditor has the right to, among other things, declare all obligations under the agreement immediately due and payable and to repossess the leased equipment, which is located primarily in the Company's restaurants. Although the lessor has not notified the Company of its intent to do so, acceleration of the obligations would have a material adverse effect on the Company. At March 30, 2003, remaining obligations under the master equipment lease totaled $4.9 million. The continuing event of default under the master equipment lease does not result in cross-defaults under the Company's Credit
Facility, Senior Notes, Subordinated Notes or two sale-leaseback agreements. Although the lessor has not notified the Company of any intent to accelerate its obligations, there can be no assurances that the lessor will not exercise such remedies. Subsequent to March 30, 2003, the lessor drew-down a $2.0 million letter of credit which secured the Company's obligations under the agreement thereby reducing the Company's remaining payment obligations. This letter of credit was secured by borrowing availability under the Credit Facility thus the drawing had no net impact on the Company's overall availability.

     The Company has suffered from recurring losses from operations, has an accumulated deficit and a Credit Facility which is due March 24, 2004 that raise substantial doubt about the Company's ability to continue as a going concern. Sufficient liquidity to make required debt service and lease payments is dependent primarily on the realization of proceeds from the sale of assets and cash flow from operations. There can be no assurance that these efforts will be successful.

     In the event the Company is not able to meet its financial covenant targets under the Credit Facility, an event of default would occur. An event of default would entitle the lender to, among other things, declare all obligations immediately due and payable. In the event the amounts due under the Credit Facility are accelerated, cross-default provisions contained in the indentures to the Senior Notes and Subordinated Notes would be triggered, creating an event of default under those agreements as well. At March 30, 2003, the outstanding balances of the Senior and Subordinated Notes were $116.5 million and $47.6 million respectively. An event of default under the Credit Facility would result in a cross-default under the master equipment lease but would not result in a cross-default under the Company's two sale-leaseback agreements. In the event some or all of the obligations under the Company's financing agreements become immediately due and payable, the Company does not currently have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors.

     Interest payments on the Company's Senior Notes and Subordinated Notes are due semi-annually in each June and December. Prior to the Company's repurchase of $9.9 million in face value of its outstanding Senior Notes subsequent to March 30, 2003 and $52.4 million in face value of its outstanding Subordinated Notes in the second and third quarters of 2002, the Company's semi-annual interest payments totaled approximately $11.6 million. Subsequent to the repurchases, the Company's semi-annual interest payments will total approximately $8.0 million. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred due to late payment of interest, and the Company utilized these provisions with respect to its June and December 2002 interest payments as well as its June and December 2001 interest payments. The Company's ability to make its June 2003 interest payments is dependent on the outcome of its initiatives to sell assets and generate cash flow from operations.

     Principal financing sources in the first quarter of 2003 consisted of (i) proceeds of $20.0 million from the Don Pablo's sale-leaseback, (ii) cash provided by discontinued operations, primarily related to the sale of assets, of $12.8 million, and (iii) other proceeds from the sale of assets of $1.5 million. The primary uses of funds consisted of (i) net cash used in operations of $10.6 million which included interest payments of $10.7 million primarily related to the Senior and Subordinated Notes and Credit Facility along with operating lease payments of $5.3 million, (ii) net repayments of credit agreements of $19.5 million, and (iii) payment of financing costs related to the Credit Facility and Don Pablo's sale-leaseback totaling $4.3 million.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. The Company does not have any contractual obligations to open any new restaurants during 2003. Capital expenditures for existing restaurants are expected to be approximately $4.5 million in 2003.

     The Company is also exposed to certain contingent payments. In connection with the Applebee's and Canyon Cafe divestiture transactions completed during 2002, 1999 and 1998, the Company remains contingently liable for lease obligations relating to 86 Applebee's restaurants and nine Canyon Cafe restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $34.6 million. The Company also remains contingently liable for lease obligations relating to eight Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those eight restaurants totals $5.5 million and extends through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the Unites States Bankruptcy Code. Harrigan's is continuing to operate under Chapter 11 and the Company has not been notified of any intent by the respective landlords to hold the Company liable for lease obligations pertaining to any of the eight locations.

     Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company's deductibles for workers' compensation and general liability are $500,000 per claim. Losses in excess of these risk retention levels are covered by insurance which management considers as adequate. Provision for losses expected under these programs are recorded based upon estimates of the liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and future development based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. In the first quarter of 2003, claims paid under the Company's self-insurance programs totaled $1.0 million. In addition, at March 30, 2003, the Company was contingently liable for letters of credit aggregating approximately $14.0 million, relating primarily to its insurance programs. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company's 1998 Federal income tax returns are currently being audited by the Internal Revenue Service ("IRS"). The Company believes its recorded liability for income taxes of $35.6 million as of March 30, 2003 is adequate to cover its exposure that may result from the ultimate resolution of the audit.

     During the first quarter of 2003, the Company submitted an Offer in Compromise to the IRS whereby the Company offered to settle its potential obligations at a discounted amount. The Offer in Compromise process is a mechanism available to taxpayers to potentially reduce amounts otherwise payable to the IRS based on analysis of a taxpayer's ability to pay, the value of its assets versus its liabilities and other economic factors. Although the ultimate outcome of the audit or the Offer in Compromise cannot be determined at this time, the Company does not have sufficient liquidity to pay any significant portion of its recorded liability if resolution of the audit results in such amount being currently due and payable. Management does not currently expect that this will be the result, or that any resolution with respect to audit issues will be reached in the near future.

     On April 3, 2003, the Company received a communication from counsel claiming to represent an ad hoc committee ("the Committee") of holders of a majority of the Company's 9.75% Senior Notes ("the Senior Notes"). The communication set forth concerns of the Committee with respect to certain actions of the Company and threatened to cause a notice of default under the indenture covering the Senior Notes to be issued and other legal action to be taken if the Committee's concerns were not addressed. On May 5, 2003, counsel for the Committee issued a press release announcing the Committee's intention to cause a notice of default to be issued, asserting that certain transactions with the Company's Chairman and CEO constituted violations of covenants in the Indenture governing the Senior Notes. Should it ultimately be determined that an event of default exists, the Senior Notes would become currently due and payable. As of May 14, 2003, the Company has not received any notice from the trustee for the Senior Notes that a notice of default has been filed, nor, to the Company's knowledge has the Committee taken any formal legal action. If the Committee were to initiate action to declare a default and to accelerate the Senior Notes, the Company intends to vigorously contest such action. While the outcome of any potential litigation is inherently uncertain, the Company does not believe that the Committee would prevail in any such attempt to accelerate the Senior Notes. In the event the Senior Notes are accelerated cross-default provisions would be triggered in the Company's Credit Facility and Subordinated Notes.

     Management has taken steps to improve cash flow from operations, including changing the Company's marketing strategy to be less reliant on expensive broadcast media, reducing overhead through consolidation of functions and personnel reductions primarily from the first quarter relocation of its Hops corporate headquarters and adjusting supervisory management level personnel in its restaurant operations. There is no assurance these efforts will be successful in improving cash flow from operations sufficiently to enable the Company to continue to meet its obligations, including scheduled interest and other required payments under its debt and lease agreements and capital expenditures necessary to maintain its existing restaurants. For the near term, cash flow from operations will need to be supplemented by asset sales. There is no assurance the Company will be able to generate proceeds from these efforts in sufficient amounts to supplement cash flow from operations, thereby enabling the Company to meet its debt and lease obligations. In addition, there is no assurance the Company will be able to comply with the financial covenants of its debt and lease agreements or that it will be successful in defending itself against any potential legal actions that may arise.

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

Forward-Looking Information

     Certain information contained in this quarterly report, particularly information regarding the future economic performance and finances, restaurant development plans, capital requirements and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include future compliance with debt covenants; the outcome of the audit of the Company's 1998 Federal income tax returns, competition within the casual dining restaurant industry, which remains intense; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new restaurant development; government monetary and fiscal policies; laws and regulations; and governmental initiatives such as minimum wage rates and taxes. Other factors that may cause actual results to differ from the forward-looking statements contained in this release and that may affect the Company's prospects in general are described in Exhibit 99.1 to the Company's Form 10-Q for the fiscal quarter ended April 2, 2000, and the Company's other filings with the Securities and Exchange Commission.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and changes in commodity prices. The Company's exposure to interest rate risk relates primarily to foreign-based rate obligations on the Company's revolving credit agreement. Interest swap agreements have historically been utilized to manage overall borrowing costs and balance fixed and floating interest rate obligations. As of March 25, 2002 the Company terminated the one such swap agreement it had in place and no further obligation remains after that date.

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


Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the federal securities laws. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

Part II. Other Information

Item 5. Other Information

     On April 18, 2003 the Company received a comment letter from the Securities and Exchange Commission ("SEC") covering its 2002 annual report on Form 10-K. The Company responded to the SEC's letter on May 2, 2003. The SEC's comments focused on the Company providing expanded disclosure of certain matters. On April 25, 2003 the Company filed a Form 8-K addressing certain of those matters. While the Company has not received additional correspondence from the SEC, the Company will provide the requested disclosures in its quarterly reports on Form 10-Q, future annual reports on Form 10-K, and filings of Form 8-K, as applicable.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     4.1 Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee. (1)

     4.2 Prospectus Supplement dated May 1, 1996. (2)

     4.3 Resolution of the Pricing  Committee,  dated May 23, 2996,  pursuant to
Section 2.1 and 2.3 of the Indenture dated as of May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee.

     4.4 First Supplemental Indenture, dated as of June 29, 1998, to Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee.

     4.5 Second Supplemental Indenture, dated as of May 26, 1999, to Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee, as amended by a First Supplemental Indenture dated as of June 29, 1998.

     10.1 Third Amended and Restated Credit Agreement dated as of March 21, 2003 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Drawbridge Special Opportunities Fund LP, as Collateral Agent, and Hilco Capital LP, as Administrative Agent.

     10.2 First Amendment, dated May 9, 2003, to Third Amended and Restated Credit Agreement dated as of March 21, 2003 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Drawbridge Special Opportunities Fund LP, as Collateral Agent, and Hilco Capital LP, as Administrative Agent.

     10.3 Master Land and Building Lease dated as of March 24, 2003 by and between Don Pablo's Operating Corp., a wholly owned subsidiary of Avado Brands, Inc., as Tenant and Skyline-Fri 8, L.P., as Landlord.

     10.4 Purchase and Sale Agreement dated as of March 19, 2003 by and between Don Pablo's Operating Corp., a wholly owned subsidiary of Avado Brands, Inc., as Seller and Skyline-Fri 8, L.P., as Buyer.

     99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995. (3)

     99.2 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (1)   Incorporated  by  reference  to  Exhibit  4.1  to  the   registrant's
registration statement on Form S-3/A (SEC File No. 333-02958), filed on May 6, 1996.

     (2) Incorporated by reference to Prospectus Supplement dated May 23, 1996, filed pursuant to Rule 424B2 on May 24, 1996 (SEC File No. 333-02958).

     (3) Incorporated by reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.



     (b) Reports on Form 8-K.

         None

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            Avado Brands, Inc.
                                               (Registrant)




Date:   May 14, 2003                        By:   /s/Louis J. Profumo
                                            -------------------------
                                            Louis J. Profumo
                                            Chief Financial Officer

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



Date:   May 14, 2003                    By: /s/Tom E. DuPree, Jr.
                                        -------------------------
                                        Tom E. DuPree, Jr.
                                        Chairman and Chief Executive Officer

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



Date:   May 14, 2003                   By: /s/Louis J. Profumo
                                       -----------------------
                                       Louis J. Profumo
                                       Chief Financial Officer