Form 10-Q
period 2003-06-29
AVADO BRANDS INC
filed 2003-08-12
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 29, 2003

                                       or

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

     As of August 11, 2003, there were 33,123,090 shares of common stock of the Registrant outstanding.

                               AVADO BRANDS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 29, 2003


                                      INDEX


Part I - Financial Information

     Item 1 - Consolidated Financial Statements:

              Consolidated Statements of Earnings (Loss)......................3

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

              Notes to Consolidated Financial Statements......................7

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................19

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....25

     Item 4 - Controls and Procedures........................................25

Part II - Other Information

     Item 4 - Submission of Matters to a Vote of Security Holders............26

     Item 6 - Exhibits and Reports on Form 8-K...............................26

Signature....................................................................28

Avado Brands, Inc.
Consolidated Statements of Earnings (Loss)
(Unaudited)
(In thousands, except per share data)                                Quarter Ended            Six Months Ended
---------------------------------------------------------------------------------------   ----------------------
                                                                 June 29,    June 30,      June 29,   June 30,
                                                                   2003        2002          2003       2002
---------------------------------------------------------------------------------------   ----------------------
Restaurant sales:
    Canyon Cafe                                               $         616      7,366         2,190     15,091
    Don Pablo's                                                      60,628     62,025       117,551    123,118
    Hops                                                             38,548     41,898        76,437     87,447
---------------------------------------------------------------------------------------   ----------------------
          Total restaurant sales                                     99,792    111,289       196,178    225,656
---------------------------------------------------------------------------------------   ----------------------
Operating expenses:
    Food and beverage                                                30,485     31,422        58,103     64,013
    Payroll and benefits                                             34,740     36,969        68,058     74,424
    Depreciation and amortization                                     3,601      3,429         7,101      6,920
    Other operating expenses                                         24,561     28,637        48,979     58,996
    General and administrative expenses                               5,486      6,422        11,520     12,732
    Loss (gain) on disposal of assets                                    47        414         1,678       (110)
    Asset revaluation and other charges                                 469      1,174         2,440      1,824
---------------------------------------------------------------------------------------   ----------------------
Operating income (loss)                                                 403      2,822        (1,701)     6,857
---------------------------------------------------------------------------------------   ----------------------
Other income (expense):
    Interest expense, net                                            (6,934)    (8,084)      (19,444)   (16,317)
    Forgiveness of credit facility amendment and waiver fee               -          -         6,500          -
    Distribution expense on preferred securities                        (56)      (807)         (112)    (1,922)
    Gain on debt extinguishment                                       5,585     26,783         5,585     26,783
    Other, net                                                          692        201         1,081       (211)
---------------------------------------------------------------------------------------   ----------------------
          Total other income (expense)                                 (713)    18,093        (6,390)     8,333
---------------------------------------------------------------------------------------   ----------------------
Earnings (loss) from continuing operations before income taxes         (310)    20,915        (8,091)    15,190
Income tax expense                                                        -      1,311             -        375
---------------------------------------------------------------------------------------   ----------------------
Earnings (loss) from continuing operations                             (310)    19,604        (8,091)    14,815
---------------------------------------------------------------------------------------   ----------------------
Discontinued operations:
   Earnings (loss) from discontinued operations                          37     (5,008)       (9,983)    (5,937)
---------------------------------------------------------------------------------------   ----------------------
Net earnings (loss)                                           $        (273)    14,596       (18,074)     8,878
=======================================================================================   ======================

Basic earnings (loss) per common share:
    Basic earnings (loss) from continuing operations          $       (0.01)      0.65         (0.25)      0.50
    Basic earnings (loss) from discontinued operations                    -      (0.17)        (0.30)     (0.20)
---------------------------------------------------------------------------------------   ----------------------
Basic earnings (loss) per common share                        $       (0.01)      0.48         (0.55)      0.30
=======================================================================================   ======================

Diluted earnings (loss) per common share:
    Diluted earnings (loss) from continuing operations        $       (0.01)      0.59         (0.25)      0.49
    Diluted earnings (loss) from discontinued operations                  -      (0.14)        (0.30)     (0.20)
---------------------------------------------------------------------------------------   ----------------------
Diluted earnings (loss) per common share                      $       (0.01)      0.45         (0.55)      0.29
=======================================================================================   ======================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)
---------------------------------------------------------------------------------------------------------------
                                                                                      June 29,       Dec. 29,
                                                                                        2003           2002
---------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                    $        288           636
      Accounts receivable                                                                 4,236         5,087
      Inventories                                                                         5,217         5,283
      Prepaid expenses and other                                                          5,843         2,129
      Assets held for sale                                                                  524        10,920
---------------------------------------------------------------------------------------------------------------
           Total current assets                                                          16,108        24,055

Premises and equipment, net                                                             186,108       236,950
Deferred income tax benefit                                                              11,620        11,620
Other assets                                                                             31,325        28,670
---------------------------------------------------------------------------------------------------------------
                                                                                    $   245,161       301,295
===============================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                             $     11,377        11,509
      Accrued liabilities                                                                36,383        54,292
      Current installments of long-term debt and capital lease obligations               17,681        30,838
      Income taxes                                                                       35,576        35,038
---------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                    101,017       131,677

Long-term debt                                                                          152,869       164,031
Capital lease obligations                                                                 3,839             -
Other long-term liabilities                                                               2,062         2,143
---------------------------------------------------------------------------------------------------------------
           Total liabilities                                                            259,787       297,851
---------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                  3,179         3,179

Shareholders' equity:
       Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
           none issued                                                                        -             -
       Common stock, $0.01 par value. Authorized - 75,000,000 shares;
           issued - 40,478,760 shares in 2003 and 2002;
           outstanding - 33,123,090 shares in 2003 and 33,101,929 in 2002                   405           405
       Additional paid-in capital                                                       154,363       154,637
       Accumulated deficit                                                              (76,192)      (58,118)
       Treasury stock at cost; 7,355,670 shares in 2003 and 7,376,831 in 2002           (96,381)      (96,659)
---------------------------------------------------------------------------------------------------------------
            Total shareholders' equity (deficit)                                        (17,805)          265
---------------------------------------------------------------------------------------------------------------
                                                                                    $   245,161       301,295
===============================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Loss
(Unaudited)
                                                             Additional                              Total
                                          Common Stock        Paid-in   Accumulated  Treasury    Shareholders'
(In thousands)                         Shares      Amount     Capital     Deficit      Stock    Equity (Deficit)
----------------------------------------------------------------------------------------------------------------
Balance at December 29, 2002           40,479        $405    $154,637   ($58,118)    ($96,659)          $265
----------------------------------------------------------------------------------------------------------------
Net and comprehensive loss                  -           -           -    (17,801)           -        (17,801)
----------------------------------------------------------------------------------------------------------------
Balance at March 30, 2003              40,479         405     154,637    (75,919)     (96,659)       (17,536)
----------------------------------------------------------------------------------------------------------------
Net and comprehensive loss                  -           -           -       (273)           -           (273)
Exercise of stock options                   -           -        (274)         -          278              4
----------------------------------------------------------------------------------------------------------------
Balance at June 29, 2003               40,479        $405    $154,363   ($76,192)    ($96,381)      ($17,805)
================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)                                                                    Six Months Ended
--------------------------------------------------------------------------------------------------------
                                                                                June 29,      June 30,
                                                                                  2003          2002
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings (loss)                                                    $   (18,074)        8,878
     Adjustments to reconcile net earnings (loss) to net cash
          used in operating activities:
              Depreciation of premises and equipment                              7,475         7,393
              Amortization, write off of deferred costs and prepaid interest      9,776         2,268
              Forgiveness of credit facility amendment and waiver fee            (6,500)            -
              Asset revaluation and other charges                                 2,440         1,824
              Gain on debt extinguishment                                        (5,585)      (26,783)
              Loss (gain) on disposal of assets                                   1,678          (110)
              Loss from discontinued operations                                   9,983         5,937
              Mark-to-market adjustment on interest rate swap                         -           861
              (Increase) decrease in assets:
                   Accounts receivable                                              963            99
                   Inventories                                                     (183)           67
                   Prepaid expenses and other                                    (1,148)          502
               Increase (decrease) in liabilities:
                   Accounts payable                                                (102)       (5,926)
                   Accrued liabilities                                          (18,815)      (20,508)
                   Income taxes                                                     538           248
                   Other long-term liabilities                                     (134)         (192)
--------------------------------------------------------------------------------------------------------
                       Net cash provided by (used in) operating activities      (17,688)      (25,442)
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                                        (4,652)       (3,109)
     Proceeds from disposal of assets and notes receivable, net                   3,486         5,639
     Proceeds from sale-leaseback                                                20,000             -
     Other, net                                                                    (685)         (912)
--------------------------------------------------------------------------------------------------------
                       Net cash provided by (used in) investing activities       18,149         1,618
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from revolving credit agreements                                    5,191        18,127
     Proceeds from (repayment of) term credit agreement                         (12,736)       12,898
     Payment of financing costs                                                  (4,568)       (8,502)
     Principal payments on long-term debt                                           (45)          (13)
     Purchase of long term debt                                                  (5,195)       (5,584)
     Settlement of interest rate swap agreement                                       -        (1,704)
     Reduction in letter of credit collateral                                         -         9,978
--------------------------------------------------------------------------------------------------------
                       Net cash provided by (used in) financing activities      (17,353)       25,200
--------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                               16,544        (1,001)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               (348)          375
Cash and cash equivalents at the beginning of the period                            636           559
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                           $      288           934
========================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 2002, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

     As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of 11 Don Pablo's restaurants and one Hops restaurant which were closed during the first half of 2003, plus 11 additional Don Pablo's restaurants and eight additional Hops restaurants which were closed in 2002, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues, expenses and related assets and liabilities of Canyon Cafe, which has been divested with the exception of two locations that are held for sale, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest the operations of Canyon Cafe was made prior to the implementation of SFAS 144 and it did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", it is required to be classified within continuing operations under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".


NOTE 2 - STOCK BASED COMPENSATION

     The Company accounts for its stock based compensation by using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation". Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees as the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

     The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                             Quarter Ended             Six Months Ended
------------------------------------------------------ --------------------------- -------------------------
                                                         June 29,      June 30,      June 29,      June 30,
(in thousands)                                             2003          2002          2003          2002
------------------------------------------------------ ------------- ------------- ------------- -----------
Net earnings (loss), as reported                         $  (273)       14,596       (18,074)        8,878
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects        (156)         (235)         (366)         (318)
------------------------------------------------------ ------------- ------------- ------------- -----------
Pro forma net earnings (loss)                            $  (429)       14,361       (18,440)        8,560
------------------------------------------------------ ------------- ------------- ------------- -----------

Earnings (loss) per share:
    Basic - as reported                                  $ (0.01)         0.48         (0.55)         0.30
------------------------------------------------------ ------------- ------------- ------------- -----------
    Basic - pro forma                                    $ (0.01)         0.48         (0.56)         0.29
------------------------------------------------------ ------------- ------------- ------------- -----------
    Diluted - as reported                                $ (0.01)         0.45         (0.55)         0.29
------------------------------------------------------ ------------- ------------- ------------- -----------
    Diluted - pro forma                                  $ (0.01)         0.44         (0.56)         0.28
------------------------------------------------------ ------------- ------------- ------------- -----------

 NOTE 3 - LONG-TERM DEBT

     On March 24, 2003, the Company obtained new financing which included a $39.0 million revolving credit facility (the "Credit Facility") and a $20.0 million sale-leaseback transaction covering 15 Don Pablo's locations (the "Don Pablo's sale-leaseback"). Proceeds from the new financing were used to pay amounts outstanding under the Company's previously existing credit agreement totaling $19.5 million and fees associated with the new financing agreements totaling $4.6 million.

     The Credit Facility limits total borrowing capacity at any given time to an amount equal to the lesser of $39.0 million or 1.95 times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters as defined in the agreement. A portion of the facility, totaling $17.0 million, was restricted for the purchase of the Company's 9.75% Senior Notes due 2006 ("Senior Notes") and 11.75% Senior Subordinated Notes due June 2009 ("Subordinated Notes"). The agreement limited the amount the Company could pay to acquire Senior Notes and Subordinated Notes to $0.50 and $0.30 per one dollar outstanding, respectively. In accordance with the agreement, the unused availability under the restricted portion of the facility terminated on May 31, 2003. The Credit Facility matures on March 24, 2004 but may be extended for one year at the lender's option and subject to an extension fee equal to five percent of the total commitment amount. In certain circumstances, borrowings under the Credit Facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions (other than Assets Held for Sale as defined in the agreement), casualty events and tax refunds, each as defined in the Credit Facility. In addition, the lender has the right to impose certain reserves against the Company's total borrowing availability under the facility, which may limit the Company's liquidity. The loan is secured by substantially all of the Company's assets.

     During the second quarter of 2003, the Company executed three separate amendments to the Credit Facility which among other things made certain technical changes to the agreement and allowed the Company to borrow $2.4 million under the $17.0 million restricted portion of the facility to buy out the Company's master equipment lease. The remaining unused portion of the facility was terminated, reducing the maximum commitment under the Credit Facility from $39.0 million to $30.0 million.

     At June 29, 2003, $8.8 million in cash borrowings were outstanding under the Credit Facility and an additional $12.5 million of the facility was utilized to secure letters of credit which primarily secure the Company's insurance programs. Also outstanding at June 29, 2003 was $8.0 million which was borrowed under the restricted portion of the facility to acquire $11.2 million in face value of the Company's Senior Notes and buy out the Company's master equipment lease. The total Credit Facility availability was also reduced by lender reserves of $0.3 million. At June 29, 2003, $0.4 million of the facility remained unused and available.

     Interest payments on the Company's Senior Notes and Subordinated Notes are due semi-annually in each June and December. Prior to the Company's repurchase of $11.2 million in face value of its outstanding Senior Notes during the second quarter of 2003 and $52.4 million in face value of its outstanding Subordinated Notes in the second and third quarters of 2002, the Company's semi-annual interest payments totaled approximately $11.6 million. Subsequent to the repurchases, the Company's semi-annual interest payments total approximately $7.9 million. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred, due to late payment of interest. The Company utilized these provisions with respect to its June 2003 interest payments, June and December 2002 interest payments and June and December 2001 interest payments. The Company's ability to make its December 2003 interest payments is dependent on the outcome of its initiatives to generate cash flow from operations and sell assets.


NOTE 4 - LIQUIDITY

     The Company has suffered from recurring losses from operations, has an accumulated deficit and its Credit Facility is due March 24, 2004, all of which raise substantial doubt about the Company's ability to continue as a going concern. Sufficient liquidity to make required debt service and lease payments is dependent primarily on the realization of cash flow from operations and proceeds from the sale of assets. There can be no assurance that such cash flow and proceeds will be realized.

     The terms of the Credit Facility, the Company's Senior Notes and Subordinated Notes, the Don Pablo's sale-leaseback, and the 2000 Hops sale-leaseback (See Note 11) collectively include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets,
(ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. During the second quarter of 2003, the Company terminated its previously existing master equipment lease thereby eliminating any financial covenants or restrictions related to the lease. At June 29, 2003, the Company was in compliance with the requirements contained in the Credit Facility, the Don Pablo's sale-leaseback and terms of the Senior Notes and Subordinated Notes. The Company was not in compliance with a net worth requirement contained in its 2000 Hops sale-leaseback agreement. The lessor, however, has waived this requirement until March 31, 2004 at which time the minimum net worth requirement will be $150.0 million. It is unlikely that the Company will be in compliance with the $150.0 million net worth requirement on March 31, 2004. In addition, there is substantial doubt that the Company will be able to maintain compliance with certain of the financial covenant requirements contained in its Credit Facility for the twelve-month period ended September 28, 2003. Although the outcome is uncertain, the Company believes it will be able to obtain waivers of these defaults or amendments to the agreements.

     In the event the Company is not able to meet its financial covenant targets under the Credit Facility, an event of default would occur. An event of default would entitle the lender to, among other things, declare all obligations immediately due and payable. In the event the amounts due under the Credit Facility are accelerated, cross-default provisions contained in the indentures to the Senior Notes and Subordinated Notes would be triggered, creating an event of default under those agreements as well. At June 29, 2003, the outstanding balances of the Senior Notes and Subordinated Notes were $105.3 million and $47.6 million, respectively. An event of default under the Credit Facility would not result in a cross-default under the Company's two sale-leaseback agreements. In the event some or all of the obligations under the Company's financing agreements become immediately due and payable, the Company does not currently have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors.

     On July 2, 2003, the Trustee for the Company's Senior Notes received a Notice of Default and Acceleration Notice, filed by holders representing a majority of the Company's outstanding Senior Notes. The Company will assert its position with the Trustee as provided under the terms of the Indenture and intends to vigorously contest the claims that events of default have occurred under the Note Indenture. Should it ultimately be determined that an event of default exists, the Senior Notes could become currently due and payable. In the event the Senior Notes are accelerated, cross-default provisions would be triggered in the Company's Credit Facility and Subordinated Notes (See Note 12).

     Principal financing sources in the first half of 2003 consisted of (i) proceeds of $20.0 million from the Don Pablo's sale-leaseback, (ii) cash provided by discontinued operations, primarily related to the sale of assets, of $16.5 million, and (iii) other proceeds from the sale of assets of $3.5 million. The primary uses of funds consisted of (i) net cash used in operations of $17.7 million which included interest payments of $19.5 million primarily related to the Senior and Subordinated Notes and Credit Facility along with operating lease payments of $10.6 million, (ii) net repayments of credit agreements of $7.5 million, (iii) repurchase of long-term debt of $5.2 million, (iv) capital expenditures of $4.7 million primarily related to the second quarter buyout of the Company's master equipment lease, and (v) payment of financing costs related to the Credit Facility and Don Pablo's sale-leaseback totaling $4.6 million.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. The Company does not have any contractual obligations to open any new restaurants during 2003. Capital expenditures for existing restaurants are expected to be approximately $2.0 million to $3.0 million during the second half of 2003.

     The Company is also exposed to certain contingent payments. In connection with the Applebee's and Canyon Cafe divestiture transactions, the Company remains contingently liable for lease obligations relating to 86 Applebee's restaurants and eleven Canyon Cafe restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $41.5 million. The Company also remains contingently liable for lease obligations relating to seven Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those seven restaurants total $5.3 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the Unites States Bankruptcy Code. Harrigan's is continuing to operate under Chapter 11 and the Company has not been notified of any intent by the respective landlords to hold the Company liable for lease obligations pertaining to any of the seven locations. However, the reorganization of Harrigan's under bankruptcy has not been finalized and there can be no assurances that the Company will not ultimately be held liable for some or all of the Harrigan's leases under the plan of reorganization.

     Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company's deductibles for workers' compensation and general liability are $500,000 per claim. Losses in excess of these risk retention levels are covered by insurance which management considers as adequate. Provision for losses expected under these programs are recorded based upon estimates of the liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and expected losses based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. In the first half of 2003, claims paid under the Company's self-insurance programs totaled $2.3 million. In addition, at June 29, 2003, the Company was contingently liable for letters of credit aggregating approximately $12.5 million, relating primarily to its insurance programs. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company's 1998 Federal income tax returns are currently being audited by the Internal Revenue Service ("IRS"). The Company believes its recorded liability for income taxes of $35.6 million as of June 29, 2003 is adequate to cover its exposure that may result from the ultimate resolution of the audit. During the first quarter of 2003, the Company submitted an Offer in Compromise to the IRS whereby the Company offered to settle its potential obligations at a discounted amount. The Offer in Compromise process is a mechanism available to taxpayers to potentially reduce amounts otherwise payable to the IRS based on analysis of a taxpayer's ability to pay, the value of its assets versus its liabilities and other economic factors. Although the ultimate outcome of the audit or the Offer in Compromise cannot be determined at this time, the Company does not have sufficient liquidity to pay any significant portion of its recorded liability if resolution of the audit results in such amount being currently due and payable. Management does not currently expect that this will be the result, or that any resolution with respect to audit issues will be reached in the near future.

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


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the six months ended June 29, 2003 and June 30, 2002, the following supplements the consolidated statements of cash flows (amounts in thousands):

                                                      2003         2002
                                                 ----------   ----------
Interest paid                                  $    19,309       15,285
Distributions paid on preferred securities               -        5,372
Income taxes paid (refunded)                   $      (538)         127


NOTE 6 - ASSET REVALUATION AND OTHER CHARGES

     For the six months ended June 29, 2003, asset revaluation and other charges of $2.4 million include non-cash asset impairment charges of $0.8 million recorded to reduce the carrying value of the assets of the Company's remaining Canyon Cafe locations and two Don Pablo's restaurants to estimated fair value and $1.6 million in other charges primarily related to costs associated with the relocation of the Hops corporate office to Madison, Georgia.

     Asset revaluation and other charges of $1.8 million for the six months ended June 30, 2002 reflect a non-cash asset impairment charge of $0.7 million to reduce the carrying value of the assets of the Company's Canyon Cafe restaurants to estimated fair value and the write-off of $1.1 million in various capitalized costs associated with sites that are no longer expected to be developed and related development costs which are not anticipated to be fully recoverable.

NOTE 7 - DISPOSAL OF ASSETS

     Loss on disposal of assets of $1.7 million for the six months ended June 29, 2003, primarily reflects losses related to the sale of 15 Don Pablo's restaurants included in the Company's Don Pablo's sale-leaseback transaction which occurred during the first quarter.

     Gain on disposal of assets of $0.1 million for the six months ended June 30, 2002 reflects an adjustment to amounts receivable from the divestiture of McCormick & Schmick's which was offset by fees incurred in connection with the first quarter termination of the Company's interest rate swap agreement and a loss incurred on the sale of a closed Canyon Cafe location.


NOTE 8 - GAIN ON DEBT EXTINGUISHMENT

     Gain on debt extinguishment for the quarter and six months ended June 29, 2003 reflects the retirement of $11.2 million in face value of the Company's 9.75% Senior Notes for $5.2 million plus $0.4 million in accrued interest. After a $0.4 million write-off primarily of deferred loan costs, the Company recorded a gain on the extinguishment of $5.6 million.

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


NOTE 9 - INCOME TAXES

     No income tax benefit was recorded related to the loss before income taxes for the six months ended June 29, 2003. The income tax expense recorded for the six months ended June 30, 2002 represents the effective rate of expense on earnings before income taxes for the first six months of 2002. The tax rate was based on the Company's expected rate for the full fiscal 2002 year.


NOTE 10 - DISCONTINUED OPERATIONS

     As discussed in Note 1 - Basis of Presentation, discontinued operations includes the revenues and expenses of 11 Don Pablo's and one Hops restaurant which were closed in the first half of 2003, plus 11 additional Don Pablo's restaurants and eight additional Hops restaurants which were closed during 2002. The decision to dispose of these 31 locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt.

     Net earnings (loss) and operating income (loss) from discontinued operations for the quarter and six months ended June 29, 2003, of $0.0 million and $(10.0) million, respectively, were the same, as no income tax benefit has been provided. These amounts primarily reflect losses on the disposal of closed restaurants. Total restaurant sales from discontinued operations were $0.5 million and $3.5 million, respectively, for the quarter and six months ended June 29, 2003.

     Net loss from discontinued operations for the quarter and six months ended June 30, 2002 of $5.0 million and $5.9 million (for which no tax benefit has been provided), respectively, primarily reflect asset revaluation and other charges related to the closure of restaurants. Operating losses were $4.8 million and $5.9 million for the quarter and six months, respectively, on total restaurant sales from discontinued operations of $10.6 million and $22.0 million, respectively.


NOTE 11 - SALE-LEASEBACK TRANSACTIONS

     On March 24, 2003, the Company completed a sale-leaseback transaction covering 15 Don Pablo's locations (the "Don Pablo's sale-leaseback"). The transaction included the sale of the land and buildings for total consideration of $20.0 million. The term of the lease is 20 years with two 10-year renewal options. Total annual payments due under the lease are $2.4 million at inception and will escalate by 10% every five years. The portion of the lease attributable to the buildings has been accounted for as a capital lease while the portion attributable to the land has been accounted for as an operating lease. As a result, at March 30, 2003 the Company recorded a capital lease obligation of $3.9 million. Depreciation on the related assets will be recorded on a straight-line basis over the 20 year base-term of the lease. In addition, the Company recorded $10.3 million of prepaid interest, included in other assets in the accompanying consolidated balance sheet, which will be amortized to interest expense over the 20 year term of the lease. This prepaid interest represents the excess of estimated fair value of the 15 locations over the proceeds received from the transaction. A loss of $1.6 million, representing the excess of recorded net book value over estimated fair value for the 15 locations was recorded as a loss on disposal of assets during the first quarter.

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


NOTE 12 - CONTINGENCIES

     Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company's deductibles for workers' compensation and general liability are $500,000 per claim. Losses in excess of these risk retention levels are covered by insurance which management considers as adequate. Provisions for losses expected under these programs are recorded based on estimates of the liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and expected losses based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. At June 29, 2003, the Company was contingently liable for letters of credit aggregating approximately $12.5 million related primarily to its insurance programs.

     The Company is also exposed to certain contingent payments. In connection with the Applebee's and Canyon Cafe divestiture transactions, the Company remains contingently liable for lease obligations relating to 86 Applebee's restaurants and 11 Canyon Cafe restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $41.5 million. The Company also remains contingently liable for lease obligations relating to seven Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those seven restaurants total $5.3 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the Unites States Bankruptcy Code. Harrigan's is continuing to operate under Chapter 11 and the Company has not been notified of any intent by the respective landlords to hold the Company liable for lease obligations pertaining to any of the seven locations. However, the reorganization of Harrigan's under bankruptcy has not been finalized and there can be no assurances that the Company will not ultimately be held liable for some or all of the Harrigan's leases under the plan of reorganization.

     In September 2002, the Company was named as the Defendant in an action filed in the U.S. District Court for the Middle District of Georgia. The Plaintiff, Bank of America Securities, LLC, alleges that it is owed a fee of approximately $1.0 million, relating to the Company's sale of the McCormick & Schmick's brand. The Company believes that the allegations in the complaint are without merit and is vigorously contesting the complaint. This litigation is currently at a preliminary stage. Thus, it is not possible for the Company to evaluate the likelihood of the plaintiff prevailing on its claims. Because this claim is a suit on a contract, the Company's existing insurance policies do not provide coverage. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

     On April 3, 2003, the Company received a communication from counsel representing an ad hoc committee ("the Committee") of holders of a majority of the Company's 9.75% Senior Notes ("the Senior Notes"). The communication set forth concerns of the Committee with respect to certain actions of the Company and threatened to cause a notice of default under the indenture covering the Senior Notes to be issued and other legal action to be taken if the Committee's concerns were not addressed. On May 5, 2003, counsel for the Committee issued a press release announcing the Committee's intention to cause a notice of default to be issued, asserting that certain transactions with the Company's Chairman and CEO constituted violations of covenants in the Indenture governing the Senior Notes. On July 2, 2003, the Trustee for the Company's Senior Notes received a Notice of Default and Acceleration Notice, filed by the Committee. The Company will assert its position with the Trustee as provided under the terms of the Indenture and intends to vigorously contest the claims that events of default have occurred under the Note Indenture. Should it ultimately be determined that an event of default exists, the Senior Notes could become currently due and payable. While the final outcome of this matter, including any potential litigation that it might involve, is inherently uncertain, the Company does not believe that the Committee will prevail in any attempt to accelerate the Senior Notes. In the event the Senior Notes are accelerated, however, cross-default provisions would be triggered in the Company's Credit Facility and Subordinated Notes, which could result in the Company having to seek protection from its creditors.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


NOTE 13 - RELATED PARTY TRANSACTIONS

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

     In conjunction with the Company's July 10, 2002 payment of semi-annual interest due to holders of its Subordinated Notes, the Chairman made a simultaneous payment of principal and interest under the New Chairman Note in the amount of $0.8 million. As a result, the principal balance of the New Chairman Note was reduced to $13.7 million at December 29, 2002. In conjunction with the Company's January 9, 2003 and June 24, 2003 payments of semi-annual interest to holders of its Subordinated Notes, the Chairman made simultaneous payments of interest totaling $1.6 million. The carrying value of the New Chairman Note at June 29, 2003, net of the $11.1 million valuation allowance established in 2001, was $2.6 million.


NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 supersedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 eliminates the provisions of EITF 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material adverse impact on the Company's results of operations or financial position during the six months ended June 29, 2003, however it may impact the timing of expense recognition as the Company continues to execute its strategy of reducing debt with proceeds from the sale of assets.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 changes the classification in the statement of financial position of certain common financial instruments, with characteristics of both liabilities and equity, from either equity or mezzanine presentation to liabilities (or assets in some circumstances) and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Under the provisions of SFAS 150, the Company's convertible preferred securities will be classified as a long-term liability. The Company will adopt SFAS 150 in the third quarter of 2003 and is in the process of completing its assessment of the impact of adoption of the statement on its consolidated financial position and results of operations.

     In November 2001, the EITF reached a consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF 01-9 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products and generally any other offers that entitle a customer to receive a reduction in the price of a product. Under EITF 01-9, the reduction in the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. The Company adopted EITF 01-9 in fiscal 2002. Prior to adopting this pronouncement, the Company recognized sales incentives as restaurant operating expenses. As a result of adopting EITF 01-9, sales incentives have been classified as a reduction of sales for all periods presented. Sales incentives were $5.7 million and $7.7 million, respectively, for the quarter and six months ended June 29, 2003 and $1.2 million and $2.5 million, respectively, for the quarter and six months ended June 30, 2002.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee's guarantee of the lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the Interpretation. The liability recognition provisions of FIN 45 are applicable to guarantee's issued after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. Historically, the only guarantees issued by the Company relate to lease guarantees where the Company is no longer the primary obligor and guarantees between Avado Brands, Inc. and its wholly-owned subsidiaries related to debt owed to third parties. Currently under such guarantees, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $46.8 million (see Note 12). The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect this Interpretation to have a material impact on its results of operations or financial position. The Company adopted the disclosure requirements of FIN 45 effective for fiscal year ended December 29, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties, or if the equity investors lack certain specified characteristics. Adoption of Interpretation No. 46 did not have a material impact on the Company's consolidated financial statements.

NOTE 15 - GUARANTOR SUBSIDIARIES

     The Company's Senior Notes and Credit Facility are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. Such indebtedness is not guaranteed by the Company's non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At June 29, 2003 and June 30, 2002, these partnerships in the non-guarantor subsidiaries operated 19 and 20 of the Company's restaurants, respectively. Accordingly, condensed consolidated balance sheets as of June 29, 2003 and December 29, 2002, and condensed consolidated statements of earnings
(loss) and cash flows for the six months ended June 29, 2003 and June 30, 2002 are provided for such guarantor and non-guarantor subsidiaries. Corporate costs associated with the maintenance of a centralized administrative function for the benefit of all Avado restaurants, have not been allocated to the non-guarantor subsidiaries. In addition, interest expense has not been allocated to the non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

Condensed Consolidated Statement of Earnings (Loss)
Six Months Ended June 29, 2003
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                  $   171,991            24,187               -          196,178
Operating expenses                                    159,318            22,923               -          182,241
General and administrative expenses                    10,416             1,104               -           11,520
(Gain) loss on disposal of assets                       1,676                 2               -            1,678
Asset revaluation and other charges                     2,440                 -               -            2,440
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income (loss)                                (1,859)              158               -           (1,701)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                 (6,390)                -               -           (6,390)
Earnings (loss) before income taxes
   for continuing operations                           (8,249)              158               -           (8,091)
Income taxes                                                -                 -               -                -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Earnings (loss) from continuing operations             (8,249)              158               -           (8,091)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Loss from discontinued operations                      (9,983)                -               -           (9,983)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                               $   (18,232)              158               -          (18,074)
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Earnings (Loss)
Six Months Ended June 30, 2002
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                  $   199,213            26,443               -          225,656
Operating expenses                                    180,666            23,687               -          204,353
General and administrative expenses                    11,535             1,197               -           12,732
(Gain) loss on disposal of assets                        (110)                -               -             (110)
Asset revaluation and other charges                     1,824                 -               -            1,824
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                        5,298             1,559               -            6,857
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                  8,333                 -               -            8,333
Earnings before income taxes
   for continuing operations                           13,631             1,559               -           15,190
Income taxes                                              336                39               -              375
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Earnings from continuing operations                    13,295             1,520               -           14,815
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Loss from discontinued operations                      (5,817)             (120)              -           (5,937)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings                                      $     7,478             1,400               -            8,878
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
June 29, 2003
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ---------------
ASSETS
Current assets                                    $   15,268               840               -           16,108
Premises and equipment, net                          163,060            23,048               -          186,108
Deferred income tax benefit                           11,620                 -               -           11,620
Other assets                                          31,307                18               -           31,325
Intercompany advances                                 12,370                 -         (12,370)               -
Intercompany investments                              11,415                 -         (11,415)               -
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                  $  245,040            23,906         (23,785)         245,161
================================================ ================ ================= =============== ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                               $  100,896               121               -          101,017
Long-term liabilities                                158,770                 -               -          158,770
Intercompany payables                                      -            12,370         (12,370)               -
Convertible preferred securities                       3,179                 -               -            3,179
Shareholders' equity (deficit)                       (17,805)           11,415         (11,415)         (17,805)
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                  $  245,040            23,906         (23,785)         245,161
================================================ ================ ================= =============== ===============


Condensed Consolidated Balance Sheet
December 29, 2002
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                   Guarantor        Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ---------------
ASSETS
Current assets                                    $   23,255               800               -           24,055
Premises and equipment, net                          213,130            23,820               -          236,950
Deferred income tax benefit                           11,620                 -               -           11,620
Other assets                                          28,652                18               -           28,670
Intercompany advances                                 12,370                 -         (12,370)               -
Intercompany investments                              12,131                 -         (12,131)               -
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                  $  301,158            24,638         (24,501)         301,295
================================================ ================ ================= =============== ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                               $  131,540               137               -          131,677
Long-term liabilities                                166,174                 -               -          166,174
Intercompany payables                                      -            12,370         (12,370)               -
Convertible preferred securities                       3,179                 -               -            3,179
Shareholders' equity (deficit)                           265            12,131         (12,131)             265
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                  $  301,158            24,638         (24,501)         301,295
================================================ ================ ================= =============== ===============

                                    Page 16

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 29, 2003
---------------------------------------------------- ---------------- ----------------- --------------- --------------
                                                         Guarantor      Non-Guarantor
(In thousands)                                         Subsidiaries     Subsidiaries     Eliminations    Consolidated
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) operating activities   $   (18,681)            993               -          (17,688)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash flows from investing activities:

  Capital expenditures                                     (4,213)           (439)              -           (4,652)
  Proceeds from disposal of assets and notes
    receivable, net                                         3,486               -               -            3,486
  Proceeds from sale-leaseback                             20,000               -               -           20,000
  Other net                                                  (685)              -               -             (685)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) investing activities        18,588            (439)              -           18,149
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash flows from financing activities:
  Proceeds from revolving credit agreements                 5,191               -               -            5,191
  Repayment of term credit agreement                      (12,736)              -               -          (12,736)
  Payment of financing costs                               (4,568)              -               -           (4,568)
  Purchase of long-term debt                               (5,195)              -               -           (5,195)
  Principal payments on long-term debt                        (45)              -               -              (45)
  Proceeds from (payment of) intercompany
    advances                                                  554            (554)              -                -
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) financing activities       (16,799)           (554)              -          (17,353)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash provided by (used in) discontinued operations         16,544               -               -           16,544
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net increase (decrease) in cash and cash equivalents         (348)              -               -             (348)
Cash and equivalents at the beginning of the period           607              29               -              636
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash and equivalents at the end of the period         $       259              29               -              288
==================================================== ================ ================= =============== ==============


Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2002
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
                                                        Guarantor       Non-Guarantor
(In thousands)                                         Subsidiaries     Subsidiaries     Eliminations    Consolidated
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) operating activities   $  (27,692)           2,250               -          (25,442)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash flows from investing activities:
  Capital expenditures                                    (2,759)            (350)              -           (3,109)
  Proceeds from disposal of assets and notes
    receivable, net                                        5,639                -               -            5,639
  Other net                                                 (912)               -               -             (912)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) investing activities        1,968             (350)              -            1,618
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash flows from financing activities:
  Proceeds from revolving credit agreements               18,127                -               -           18,127
  Proceeds from term credit agreements                    12,898                -               -           12,898
  Payment of financing costs                              (8,502)               -               -           (8,502)
  Purchase of long-term debt                              (5,584)               -               -           (5,584)
  Principal payments on long-term debt                       (13)               -               -              (13)
  Settlement of interest rate swap agreement              (1,704)               -               -           (1,704)
  Reduction in letter of credit collateral                 9,978                -               -            9,978
  Proceeds from (payment of) intercompany
    advances                                               1,780           (1,780)              -                -
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) financing activities       26,980           (1,780)              -           25,200
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash provided by (used in) discontinued operations          (881)            (120)              -           (1,001)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net increase (decrease) in cash and cash equivalents         375                -               -              375
Cash and equivalents at the beginning of the period          530               29               -              559
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash and equivalents at the end of the period         $      905               29               -              934
==================================================== ================ ================= =============== ==============

NOTE 16 - EARNINGS PER SHARE INFORMATION

     The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

(In thousands, except per share data)                                  Quarter Ended           Six Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                    June 29,    June 30,     June 29,    June 30,
                                                                      2003        2002         2003        2002
-------------------------------------------------------------------------------------------------------------------
Average number of common shares used in basic calculation             33,104      30,110       33,103      29,560
Effect of dilutive stock options                                           - *       988            - *       895
Shares issuable on assumed conversion of convertible
    preferred securities                                                   - *     3,207            - *         - *
 ------------------------------------------------------------------------------------------------------------------
Average number of common shares used in diluted calculation           33,104      34,305       33,103      30,455
 ==================================================================================================================

Earnings (loss) from continuing operations                           $  (310)     19,604       (8,091)     14,815
Earnings (loss) from discontinued operations                              37      (5,008)      (9,983)     (5,937)
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                     (273)     14,596      (18,074)      8,878
Distribution savings on assumed conversion of convertible
    preferred securities, net of income taxes                              - *       728            - *         - *
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss) for computation of diluted earnings per
    common share                                                     $  (273)     15,324      (18,074)      8,878
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share from continuing operations    $ (0.01)       0.65        (0.25)       0.50
Basic loss per common share from discontinued operations                0.00       (0.17)       (0.30)      (0.20)
-------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                               $ (0.01)       0.48        (0.55)       0.30
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share from continuing opperations $ (0.01)       0.59        (0.25)       0.49
Diluted loss per common share from discontinued operations              0.00       (0.14)       (0.30)      (0.20)
-------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                             $ (0.01)       0.45        (0.55)       0.29
===================================================================================================================

     * Inclusion of 727,044 and 434,216 shares issuable pursuant to employee stock option plans would have resulted in a decrease to loss per share for the quarter and six months ended June 29, 2003, respectively. As those shares are antidilutive, they are excluded from the computation of diluted loss per share. Inclusion of 214,944 shares for the quarter and six months ended June 29, 2003 and 3,757,224 shares for the six months ended June 30, 2002 related to the Convertible Preferred Securities would have resulted in a decrease to loss per share and an increase to earnings per share in each respective period. As those shares are antidilutive, they are excluded from the computation of diluted earnings (loss) per share.

Item 2.

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            For the Second Quarter and Six Months Ended June 29, 2003


Presentation

     In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. As a result of the adoption of SFAS 144, the Company has classified the revenues, expenses and related assets and liabilities of 11 Don Pablo's restaurants and one Hops restaurant which were closed during the first half of 2003, plus 11 additional Don Pablo's restaurants and eight additional Hops restaurants which were closed in 2002, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues, expenses and related assets and liabilities of Canyon Cafe, which has been divested with the exception of two locations that are held for sale, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest the operations of Canyon Cafe was made prior to the implementation of SFAS 144 and it did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", it is required to be classified within continuing operations under the provisions of SFAS 121.

Restaurant Sales

     Restaurant sales for the second quarter and six months ended June 29, 2003 were $99.8 million and $196.2 million, respectively, compared to $111.3 million and $225.7 million for the corresponding periods of 2002. Declining revenues were primarily due to the divestiture of Canyon Cafe which was substantially completed in the fourth quarter of 2002 and a decrease in same-store sales at Don Pablo's and Hops. Sales were adversely impacted during the first half of 2003 by the Company's limited ability to market during the first quarter, as well as the war in Iraq and a generally sluggish economy. The revenues and expenses related to 11 Don Pablo's restaurants and one Hops restaurant which were closed during the first half of 2003, plus 11 additional Don Pablo's restaurants and eight Hops restaurants which were closed in 2002, have been included in discontinued operations for all periods presented in the accompanying consolidated statements of earnings (loss) and consolidated statements of cash flows. Same-store sales for the second quarter of 2003 decreased by 2.0% at Don Pablo's and 7.9% at Hops as compared to the corresponding period of the prior year (same-store sales comparisons included all restaurants classified as continuing operations and open for 18 months as of the beginning of 2003). On a year-to-date basis, same-store sales decreased by 4.5% at Don Pablo's and 12.5% at Hops.

     EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer", addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products and generally any other offers that entitle a customer to receive a reduction in the price of a product. Under EITF 01-9, the reduction in the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. The Company adopted EITF 01-9 in fiscal 2002. Prior to adopting this pronouncement, the Company recognized sales incentives as restaurant operating expenses. As a result of adopting EITF 01-9, sales incentives have been classified as a reduction of sales for all periods presented. Sales incentives were $5.7 million and $7.7 million, respectively, for the quarter and six months ended June 29, 2003 and $1.2 million and $2.5 million, respectively, for the quarter and six months ended June 30, 2002.

Operating Expenses

     The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the operations of the Company's restaurants for the quarter and six month periods ended June 29, 2003 and June 30, 2002.

----------------------------------------- ----------------- ---------------- ----------------- ----------------
                                               Quarter           Quarter         Six Months       Six Months
                                                Ended             Ended            Ended             Ended
                                            June 29, 2003     June 30, 2002    June 29, 2003     June 30, 2002
----------------------------------------- ----------------- ---------------- ----------------- ----------------
Restaurant sales:
   Canyon Cafe                                    0.6 %            6.6 %             1.1 %            6.7 %
   Don Pablo's                                   60.8 %           55.7 %            59.9 %           54.6 %
   Hops                                          38.6 %           37.6 %            39.0 %           38.8 %
----------------------------------------- ----------------- ---------------- ----------------- ----------------
      Total restaurant sales                    100.0 %          100.0 %           100.0 %          100.0 %
----------------------------------------- ----------------- ---------------- ----------------- ----------------
Operating expenses:
   Food and beverage                             30.5 %           28.2 %            29.6 %           28.4 %
   Payroll and benefits                          34.8 %           33.2 %            34.7 %           33.0 %
   Depreciation and amortization                  3.6 %            3.1 %             3.6 %            3.1 %
   Other operating expenses                      24.6 %           25.7 %            25.0 %           26.1 %
   General and administrative expenses            5.5 %            5.8 %             5.9 %            5.6 %
   Loss (gain) on disposal of assets              0.0 %            0.4 %             0.9 %            0.0 %
   Asset revaluation and other charges            0.5 %            1.1 %             1.2 %            0.8 %
----------------------------------------- ----------------- ---------------- ----------------- ----------------
      Total operating expenses                   99.6 %           97.5 %           100.9 %           97.0 %
----------------------------------------- ----------------- ---------------- ----------------- ----------------
Operating income (loss)                           0.4 %            2.5 %            (0.9)%            3.0 %
----------------------------------------- ----------------- ---------------- ----------------- ----------------

     Food and beverage costs and payroll and benefits increased, as a percentage of sales, over the comparable periods of the prior year primarily as a result of expenses associated with an increase in discounted sales. As a result of adopting EITF 01-9, sales incentives have been classified as a reduction of sales for all periods presented. Such sales incentives were $5.7 million and $7.7 million, respectively, for the quarter and six months ended June 29, 2003 compared to $1.2 million and $2.5 million, respectively, for the quarter and six months ended June 30, 2002. Additionally, food and beverage costs were negatively impacted during the second quarter of 2003 by increases in produce and beef prices.

     Other operating expenses for both the quarter and six months ended June 29, 2003 decreased, as a percentage of sales, by 1.1% over the comparable period of the prior year. The decrease was primarily due to a decrease in marketing expenses generated by a shift in the Company's marketing strategy from more expensive broadcast media to focused discount offers which, in accordance with EITF 01-9 are recorded as a reduction of revenue. Decreased other operating expenses in the second quarter of 2003 were somewhat offset by increased rent expense associated with the Don Pablo's sale-leaseback.


General and Administrative Expenses

     General and administrative expenses decreased by $0.9 million for the quarter ended June 29, 2003 compared to the quarter ended June 30, 2002 and decreased as a percent of sales to 5.5% from 5.8% despite declining sales volumes and sales reclassifications required by EITF 01-9. The reduction in general and administrative expenses is largely due to savings realized from the relocation and consolidation of the Hops office to Madison, Georgia.


Loss (Gain) on Disposal of Assets

     Loss on disposal of assets of $1.7 million for the six months ended June 29, 2003, primarily reflects losses related to the sale of 15 Don Pablo's restaurants included in the Company's Don Pablo's sale-leaseback transaction which occurred during the first quarter.

     Gain on disposal of assets of $0.1 million for the six months ended June 30, 2002 reflects an adjustment to amounts receivable from the divestiture of McCormick & Schmick's which was offset by fees incurred in connection with the first quarter termination of the Company's interest rate swap agreement and a loss incurred on the sale of a closed Canyon Cafe location.

Asset  Revaluation and Other Charges

     For the six months ended June 29, 2003, asset revaluation and other charges of $2.4 million include non-cash asset impairment charges of $0.8 million recorded to reduce the carrying value of the assets of the Company's remaining Canyon Cafe locations and two Don Pablo's restaurants to estimated fair value and $1.6 million in other charges primarily related to costs associated with the relocation of the Hops corporate office to Madison, Georgia.

     Asset revaluation and other charges of $1.8 million for the six months ended June 30, 2002 reflect a non-cash asset impairment charge of $0.7 million to reduce the carrying value of the assets of the Company's Canyon Cafe restaurants to estimated fair value and the write-off of $1.1 million in various capitalized costs associated with sites that are no longer expected to be developed and related development costs which are not anticipated to be fully recoverable.


Interest and Other Expenses

     Net interest expense for the second quarter and six months ended June 29, 2003 was $6.9 million and $19.4 million, respectively, compared to $8.1 million and $16.3 million for the corresponding periods of the prior year. The reduction in interest expense for the second quarter ended June 29, 2003 reflected the elimination of interest expense related to outstanding Senior and Subordinated Notes repurchased by the Company and a reduction in outstanding borrowings on the Company's credit facility compared to the prior year. These decreases were somewhat offset by the write off of $0.9 million of deferred loan costs related to the $9.0 million commitment reduction of the Company's Credit Facility. The increase in interest expense for the six months ended June 29, 2003 included $6.5 million in deferred loan costs which were charged to interest expense as a result of the Company's March 25, 2003 termination of its previously existing credit agreement. Interest expense for the six months ended June 30, 2002 included unfavorable mark-to-market adjustments under a fixed-to-floating interest rate swap agreement, which was terminated on March 25, 2002, and increased interest charges incurred related to past due sales and use, property and other taxes.

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

     During the second quarter and six months ended June 29, 2003, other income was recognized primarily as a result of the abatement of previously incurred tax penalties and the reversal of a liability previously established for unclaimed gift cards. For the six months ended June 30, 2002, other expenses related primarily to the incurrence of various tax penalties.

     No income tax benefit was recorded related to the loss before income taxes for the first half of 2003. The tax rate is based on the Company's expected rate for the full fiscal 2003 year.


Discontinued Operations

     As discussed in Note 1 - Basis of Presentation, discontinued operations includes the revenues and expenses of 11 Don Pablo's and one Hops restaurant which were closed in the first half of 2003, plus 11 additional Don Pablo's restaurants and eight additional Hops restaurants which were closed during 2002. The decision to dispose of these 31 locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt.

     Net earnings (loss) and operating income (loss) from discontinued operations for the quarter and six months ended June 29, 2003, of $0.0 million and $(10.0) million, respectively, were the same, as no income tax benefit has been provided. These amounts primarily reflect losses on the disposal of closed restaurants. Total restaurant sales from discontinued operations were $0.5 million and $3.5 million, respectively, for the quarter and six months ended June 29, 2003.

     Net loss from discontinued operations for the quarter and six months ended June 30, 2002 of $5.0 and $5.9 million (for which no tax benefit has been provided), respectively, primarily reflect asset revaluation and other charges related to the closure of restaurants. Operating losses were $4.8 million and $5.9 million for the quarter and six months, respectively, on total restaurant sales from discontinued operations of $10.6 million and $22.0 million, respectively.


Liquidity and Capital Resources

     The Company has suffered from recurring losses from operations, has an accumulated deficit and its credit facility is due March 24, 2004, all of which raise substantial doubt about the Company's ability to continue as a going concern. Sufficient liquidity to make required debt service and lease payments is dependent primarily on the realization of cash flow from operations and proceeds from the sale of assets. There can be no assurance that such cash flow and proceeds will be realized.

     Generally, the Company operates with negative working capital since substantially all restaurant sales are for cash while payment terms on accounts payable typically range from 0 to 45 days. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of restaurant openings and closings and the timing of settlement of liabilities. Decreases in accrued liabilities occurred during the first half of 2003 primarily as a result of interest payments made on the Company's Senior and Subordinated Notes.

     On March 24, 2003, the Company obtained new financing which included a $39.0 million revolving credit facility (the "Credit Facility") and a $20.0 million sale-leaseback transaction covering 15 Don Pablo's locations (the "Don Pablo's sale-leaseback"). Proceeds from the new financing were used to pay amounts outstanding under the Company's previously existing credit agreement totaling $19.5 million and fees associated with the new financing agreements totaling $4.6 million.

     The Credit Facility limits total borrowing capacity at any given time to an amount equal to the lesser of $39.0 million or 1.95 times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters as defined in the agreement. A portion of the facility, totaling $17.0 million, was restricted for the purchase of the Company's 9.75% Senior Notes due 2006 ("Senior Notes") and 11.75% Senior Subordinated Notes due June 2009 ("Subordinated Notes"). The agreement limited the amount the Company could pay to acquire Senior Notes and Subordinated Notes to $0.50 and $0.30 per one dollar outstanding, respectively. In accordance with the agreement, the unused availability under the restricted portion of the facility terminated on May 31, 2003. The Credit Facility matures on March 24, 2004 but may be extended for one year at the lender's option and subject to an extension fee equal to five percent of the total commitment amount. In certain circumstances, borrowings under the Credit Facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions (other than Assets Held for Sale as defined in the agreement), casualty events and tax refunds, each as defined in the Credit Facility. In addition, the lender has the right to impose certain reserves against the Company's total borrowing availability under the facility, which may limit the Company's liquidity. The loan is secured by substantially all of the Company's assets.

     During the second quarter of 2003, the Company executed three separate amendments to the Credit Facility which among other things made certain technical changes to the agreement and allowed the Company to borrow $2.4 million under the $17.0 million restricted portion of the facility to buy out the Company's master equipment lease. The remaining unused portion of the facility was terminated, reducing the maximum commitment under the Credit Facility from $39.0 million to $30.0 million.

     At June 29, 2003, $8.8 million in cash borrowings were outstanding under the Credit Facility and an additional $12.5 million of the facility was utilized to secure letters of credit which primarily secure the Company's insurance programs. Also outstanding at June 29, 2003 was $8.0 million which was borrowed under the restricted portion of the facility to acquire $11.2 million in face value of the Company's Senior Notes and buy out the Company's master equipment lease. The total Credit Facility availability was also reduced by lender reserves of $0.3 million. At June 29, 2003, $0.4 million of the facility remained unused and available.

     The terms of the Credit Facility, the Company's Senior Notes and Subordinated Notes, the Don Pablo's sale-leaseback, and the 2000 Hops sale-leaseback (See Note 11) collectively include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets,
(ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. During the second quarter of 2003, the Company terminated its previously existing master equipment lease thereby eliminating any financial covenants or restrictions related to the lease. At June 29, 2003, the Company was in compliance with the requirements contained in the Credit Facility, the Don Pablo's sale-leaseback and terms of the Senior Notes and Subordinated Notes. The Company was not in compliance with a net worth requirement contained in its 2000 Hops sale-leaseback agreement. The lessor, however, has waived this requirement until March 31, 2004 at which time the minimum net worth requirement will be $150.0 million. It is unlikely that the Company will be in compliance with the $150.0 million net worth requirement on March 31, 2004. In addition, there is substantial doubt that the Company will be able to maintain compliance with certain of the financial covenant requirements contained in its Credit Facility for the twelve-month period ended September 28, 2003. Although the outcome is uncertain, the Company believes it will be able to obtain waivers of these defaults or amendments to the agreements.

     In the event the Company is not able to meet its financial covenant targets under the Credit Facility, an event of default would occur. An event of default would entitle the lender to, among other things, declare all obligations immediately due and payable. In the event the amounts due under the Credit Facility are accelerated, cross-default provisions contained in the indentures to the Senior Notes and Subordinated Notes would be triggered, creating an event of default under those agreements as well. At June 29, 2003, the outstanding balances of the Senior Notes and Subordinated Notes were $105.3 million and $47.6 million, respectively. An event of default under the Credit Facility would not result in a cross-default under the Company's two sale-leaseback agreements. In the event some or all of the obligations under the Company's financing agreements become immediately due and payable, the Company does not currently have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors.

     On July 2, 2003, the Trustee for the Company's Senior Notes received a Notice of Default and Acceleration Notice, filed by holders representing a majority of the Company's outstanding Senior Notes. The Company will assert its position with the Trustee as provided under the terms of the Indenture and intends to vigorously contest the claims that events of default have occurred under the Note Indenture. Should it ultimately be determined that an event of default exists, the Senior Notes could become currently due and payable. In the event the Senior Notes are accelerated, cross-default provisions would be triggered in the Company's Credit Facility and Subordinated Notes (See Note 12).

     Interest payments on the Company's Senior Notes and Subordinated Notes are due semi-annually in each June and December. Prior to the Company's repurchase of $11.2 million in face value of its outstanding Senior Notes during the second quarter of 2003 and $52.4 million in face value of its outstanding Subordinated Notes in the second and third quarters of 2002, the Company's semi-annual interest payments totaled approximately $11.6 million. Subsequent to the repurchases, the Company's semi-annual interest payments total approximately $7.9 million. Under the terms of the related note indentures, the Company has an additional 30-day period from the scheduled interest payment dates before an event of default is incurred, due to late payment of interest. The Company utilized these provisions with respect to its June 2003 interest payments, June and December 2002 interest payments and June and December 2001 interest payments. The Company's ability to make its December 2003 interest payments is dependent on the outcome of its initiatives to generate cash flow from operations and sell assets.

     Principal financing sources in the first half of 2003 consisted of (i) proceeds of $20.0 million from the Don Pablo's sale-leaseback, (ii) cash provided by discontinued operations, primarily related to the sale of assets, of $16.5 million, and (iii) other proceeds from the sale of assets of $3.5 million. The primary uses of funds consisted of (i) net cash used in operations of $17.7 million which included interest payments of $19.5 million primarily related to the Senior and Subordinated Notes and Credit Facility along with operating lease payments of $10.6 million, (ii) net repayments of credit agreements of $7.5 million, (iii) repurchase of long-term debt of $5.2 million, (iv) capital expenditures of $4.7 million primarily related to the second quarter buyout of the Company's master equipment lease, and (v) payment of financing costs related to the Credit Facility and Don Pablo's sale-leaseback totaling $4.6 million.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. The Company does not have any contractual obligations to open any new restaurants during 2003. Capital expenditures for existing restaurants are expected to be approximately $2.0 million to $3.0 million during the second half of 2003.

     The Company is also exposed to certain contingent payments. In connection with the Applebee's and Canyon Cafe divestiture transactions, the Company remains contingently liable for lease obligations relating to 86 Applebee's restaurants and eleven Canyon Cafe restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $41.5 million. The Company also remains contingently liable for lease obligations relating to seven Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those seven restaurants total $5.3 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the Unites States Bankruptcy Code. Harrigan's is continuing to operate under Chapter 11 and the Company has not been notified of any intent by the respective landlords to hold the Company liable for lease obligations pertaining to any of the seven locations. However, the reorganization of Harrigan's under bankruptcy has not been finalized and there can be no assurances that the Company will not ultimately be held liable for some or all of the Harrigan's leases under the plan of reorganization.

     Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company's deductibles for workers' compensation and general liability are $500,000 per claim. Losses in excess of these risk retention levels are covered by insurance which management considers as adequate. Provision for losses expected under these programs are recorded based upon estimates of the liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and expected losses based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. In the first half of 2003, claims paid under the Company's self-insurance programs totaled $2.3 million. In addition, at June 29, 2003, the Company was contingently liable for letters of credit aggregating approximately $12.5 million, relating primarily to its insurance programs. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company's 1998 Federal income tax returns are currently being audited by the Internal Revenue Service ("IRS"). The Company believes its recorded liability for income taxes of $35.6 million as of June 29, 2003 is adequate to cover its exposure that may result from the ultimate resolution of the audit. During the first quarter of 2003, the Company submitted an Offer in Compromise to the IRS whereby the Company offered to settle its potential obligations at a discounted amount. The Offer in Compromise process is a mechanism available to taxpayers to potentially reduce amounts otherwise payable to the IRS based on analysis of a taxpayer's ability to pay, the value of its assets versus its liabilities and other economic factors. Although the ultimate outcome of the audit or the Offer in Compromise cannot be determined at this time, the Company does not have sufficient liquidity to pay any significant portion of its recorded liability if resolution of the audit results in such amount being currently due and payable. Management does not currently expect that this will be the result, or that any resolution with respect to audit issues will be reached in the near future.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and changes in commodity prices. The Company's exposure to interest rate risk relates primarily to Libor-based rate obligations on the Company's revolving credit agreement. Interest swap agreements have historically been utilized to manage overall borrowing costs and balance fixed and floating interest rate obligations. As of March 25, 2002 the Company terminated the one such swap agreement it had in place and no further obligation remains after that date.

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


Item 4. Controls and Procedures

     As of June 29, 2003 and prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the federal securities laws. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and although the Company's disclosure controls and procedures have been designed to provide reasonable assurance that the goals of such control system will be met, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II. Other Information


Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on May 7, 2003, at which the following proposals were voted upon by shareholders: (1) the election of six members to the Board of Directors, (2) the approval of an amendment to the Company's 1995 Stock Incentive Plan and (3) the ratification of the selection of KPMG LLP as the Company's independent auditors.

     Each of the six members of the Company's Board of Directors was elected to serve a term of one year and until his or her successor is elected, and has qualified by the following votes:

                                   Affirmative          Negative
                                  -------------       ------------

Tom E. DuPree, Jr.                 27,756,021            902,104

Margaret E. Waldrep                27,789,761            868,364

Emilio Alvarez-Recio               27,846,746            811,379

Jerome A. Atkinson                 27,847,774            810,351

William V. Lapham                  27,895,785            762,340

Robert Sroka                       27,850,511            807,614



     The remaining proposals, voted on at the May 7, 2003 annual meeting of shareholders, were approved as follows:


                                    Affirmative     Negative     Abstaining
                                    -----------     --------     ----------
Amendment to the Company's 1995
  Stock Incentive Plan              27,849,763       660,933      147,429

Appointment of KPMG LLP             28,559,540        71,174       27,411



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995. (1)

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     (1) Incorporated by reference to the corresponding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.

(b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated May 5, 2003, which furnished, pursuant to Item 9, the Company's first quarter earnings press release, dated May 2, 2003.

     The Company filed a Current Report on Form 8-K, dated May 6, 2003, which disclosed, pursuant to Item 5, certain documents related to a Promissory Note dated March 6, 2003 by Tom E. DuPree, Jr., the Chairman of the Board and Chief Executive Officer of the Company, in favor of the Company. Also furnished, pursuant to Item 9, was a press release issued by the Company with respect to debt covenant compliance.

     The Company filed a Current Report on Form 8-K, dated June 25, 2003, which disclosed, pursuant to Item 5, a second amendment, dated May 23, 2003, and third amendment, dated June 12, 2003, to the Company's Third Amended and Restated Credit Agreement, dated March 21, 2003. Also furnished, pursuant to Item 9, was a press release, dated June 25, 2003, issued by the Company updating various business initiatives.

     The Company filed a Current Report on Form 8-K, dated July 1, 2003, which disclosed, pursuant to Item 5, the Company's receipt of a copy of a Notice of Default and Acceleration Notice, purportedly also delivered to the Trustee of the Company's 9.75% Senior Notes due June 2006, by certain holders of the Senior Notes. The Company filed a Current Report on Form 8-K, dated July 1, 2003, which furnished, pursuant to Item 9, a press release, dated July 1, 2003, issued by the Company commenting on claims, seeking payment acceleration, made by certain noteholders of the Company.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      Avado Brands, Inc.
                                         (Registrant)


Date: August 12, 2003                 /s/Louis J. Profumo
                                      ------------------------
                                      Louis J. Profumo
                                      Chief Financial Officer