Form 10-Q
period 2003-09-28
AVADO BRANDS INC
filed 2004-01-09
CIK 849101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 28, 2003

                                       or

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

     As of January 5, 2004, there were 33,123,090 shares of common stock of the Registrant outstanding.

     NOTE:

     As a result of recent developments and changes in the management of the Company (See Part II. Other Information, Item 5 of this Form 10-Q), the Company's independent certified public accountants have not completed their limited review of the financial information included in this quarterly report in accordance with Statement on Auditing Standards No. 100 as required by Rule 10-01 of SEC Regulation S-X.

                               AVADO BRANDS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED SEPTEMBER 28, 2003


                                      INDEX


Part I - Financial Information

     Item 1 - Consolidated Financial Statements:

              Consolidated Statements of Earnings (Loss)......................4

              Consolidated Balance Sheets.....................................5

              Consolidated Statements of Shareholders' Equity (Deficit)
              and Comprehensive Loss..........................................6

              Consolidated Statements of Cash Flows...........................7

              Notes to Consolidated Financial Statements......................8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................22

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....29

     Item 4 - Controls and Procedures........................................29

Part II - Other Information

     Item 3 - Defaults Upon Senior Securities................................30

     Item 5 - Other Information..............................................30

     Item 6 - Exhibits and Reports on Form 8-K...............................30

Signature....................................................................33

Avado Brands, Inc.
Consolidated Statements of Earnings (Loss)
(Unaudited)
(In thousands, except per share data)                                Quarter Ended           Nine Months Ended
---------------------------------------------------------------------------------------   ----------------------
                                                                  Sep. 28,     Sep. 29,      Sep. 28,   Sep. 29,
                                                                    2003         2002          2003       2002
---------------------------------------------------------------------------------------   ----------------------
Restaurant sales:
    Canyon Cafe                                               $          77      6,069         2,267     21,160
    Don Pablo's                                                      58,665     57,542       176,216    180,660
    Hops                                                             36,148     37,210       112,585    124,657
---------------------------------------------------------------------------------------   ----------------------
          Total restaurant sales                                     94,890    100,821       291,068    326,477
---------------------------------------------------------------------------------------   ----------------------
Operating expenses:
    Food and beverage                                                29,672     28,193        87,775     92,206
    Payroll and benefits                                             33,413     34,452       101,471    108,876
    Depreciation and amortization                                     3,737      3,288        10,838     10,208
    Other operating expenses                                         23,649     26,491        72,628     85,486
    General and administrative expenses                               5,553      6,676        17,073     19,408
    Loss on disposal of assets                                           33        112         1,711          3
    Asset revaluation and other charges                              11,889      1,902        14,329      3,726
---------------------------------------------------------------------------------------   ----------------------
Operating income (loss)                                             (13,056)      (293)      (14,757)     6,564
---------------------------------------------------------------------------------------   ----------------------
Other income (expense):
    Interest expense, net                                            (6,043)    (7,276)      (25,487)   (23,593)
    Forgiveness of credit facility amendment and waiver fee               -          -         6,500          -
    Distribution expense on preferred securities                        (56)       (55)         (168)    (1,977)
    Gain on debt extinguishment                                           -     14,629         5,585     41,412
    Other, net                                                           25        907         1,106        696
---------------------------------------------------------------------------------------   ----------------------
          Total other income (expense)                               (6,074)     8,205       (12,464)    16,538
---------------------------------------------------------------------------------------   ----------------------
Earnings (loss) from continuing operations before income taxes      (19,130)     7,912       (27,221)    23,102
Income tax expense                                                        -          -             -        375
---------------------------------------------------------------------------------------   ----------------------
Earnings (loss) from continuing operations                          (19,130)     7,912       (27,221)    22,727
---------------------------------------------------------------------------------------   ----------------------
Discontinued operations:
   Loss from discontinued operations                                   (148)    (9,845)      (11,692)   (15,782)
---------------------------------------------------------------------------------------   ----------------------
Net earnings (loss)                                           $     (19,278)    (1,933)      (38,913)     6,945
=======================================================================================   ======================

Basic earnings (loss) per common share:
    Basic earnings (loss) from continuing operations          $       (0.58)      0.24         (0.82)      0.74
    Basic loss from discontinued operations                               -      (0.30)        (0.36)     (0.51)
---------------------------------------------------------------------------------------   ----------------------
Basic earnings (loss) per common share                        $       (0.58)     (0.06)        (1.18)      0.23
=======================================================================================   ======================

Diluted earnings (loss) per common share:
    Diluted earnings (loss) from continuing operations        $       (0.58)      0.24         (0.82)      0.72
    Diluted loss from discontinued operations                             -      (0.30)        (0.36)     (0.50)
---------------------------------------------------------------------------------------   ----------------------
Diluted earnings (loss) per common share                      $       (0.58)     (0.06)        (1.18)      0.22
=======================================================================================   ======================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)
---------------------------------------------------------------------------------------------------------------
                                                                                      Sep. 28,        Dec. 29,
                                                                                        2003            2002
---------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                    $      2,400         4,803
      Accounts receivable                                                                 4,354         5,087
      Inventories                                                                         4,720         5,283
      Prepaid expenses and other                                                          4,620         2,129
      Assets held for sale                                                                  150        10,920
---------------------------------------------------------------------------------------------------------------
           Total current assets                                                          16,244        28,222

Premises and equipment, net                                                             172,030       236,950
Deferred income tax benefit                                                              11,620        11,620
Related party note receivable, net of allowance of $13.7 million
      in 2003 and $11.1 million in 2002                                                       -         2,650
Other assets                                                                             28,138        26,020
---------------------------------------------------------------------------------------------------------------
                                                                                    $   228,032       305,462
===============================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
      Bank overdrafts                                                              $      6,000         4,167
      Accounts payable                                                                    7,008        11,509
      Accrued liabilities                                                                38,784        54,292
      Current installments of long-term debt and capital lease obligations              116,237        30,838
      Income taxes                                                                       41,098        35,038
---------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                    209,127       135,844

Long-term debt                                                                           47,561       164,031
Capital lease obligations                                                                 4,613             -
Other long-term liabilities                                                               2,196         2,143
---------------------------------------------------------------------------------------------------------------
           Total liabilities                                                            263,497       302,018
---------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable convertible preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                  3,179         3,179

Shareholders' equity:
       Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
           none issued                                                                        -             -
       Common stock, $0.01 par value. Authorized - 75,000,000 shares;
           issued - 40,478,760 shares in 2003 and 2002;
           outstanding - 33,123,090 shares in 2003 and 33,101,929 in 2002                   405           405
       Additional paid-in capital                                                       154,363       154,637
       Accumulated deficit                                                              (97,031)      (58,118)
       Treasury stock at cost; 7,355,670 shares in 2003 and 7,376,831 in 2002           (96,381)      (96,659)
---------------------------------------------------------------------------------------------------------------
            Total shareholders' equity (deficit)                                        (38,644)          265
---------------------------------------------------------------------------------------------------------------
                                                                                    $   228,032       305,462
===============================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Loss
(Unaudited)
                                                             Additional                              Total
                                          Common Stock        Paid-in   Accumulated  Treasury    Shareholders'
(In thousands)                         Shares      Amount     Capital     Deficit      Stock    Equity (Deficit)
----------------------------------------------------------------------------------------------------------------
Balance at December 29, 2002           40,479        $405    $154,637   ($58,118)    ($96,659)          $265
----------------------------------------------------------------------------------------------------------------
Net and comprehensive loss,
   as previously reported                   -           -           -    (17,801)           -        (17,801)
Adjustment to correct error in
   reporting disposal of properties         -           -           -     (1,561)           -         (1,561)
----------------------------------------------------------------------------------------------------------------
Net and comprehensive loss,
   as restated (See Note 2)                 -           -           -    (19,362)           -        (19,362)
----------------------------------------------------------------------------------------------------------------
Balance at March 30, 2003,
   as restated (See Note 2)            40,479         405     154,637    (77,480)     (96,659)       (19,097)
----------------------------------------------------------------------------------------------------------------
Net and comprehensive loss                  -           -           -       (273)           -           (273)
Exercise of stock options                   -           -        (274)         -          278              4
----------------------------------------------------------------------------------------------------------------
Balance at June 29, 2003,
   as restated (See Note 2)            40,479         405     154,363    (77,753)     (96,381)       (19,366)
----------------------------------------------------------------------------------------------------------------
Net and comprehensive loss                  -           -           -    (19,278)           -        (19,278)
----------------------------------------------------------------------------------------------------------------
Balance at September 28, 2003          40,479        $405    $154,363   ($97,031)    ($96,381)      ($38,644)
================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)                                                                    Nine Months Ended
--------------------------------------------------------------------------------------------------------
                                                                                Sep. 28,      Sep. 29,
                                                                                  2003          2002
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings (loss)                                                    $   (38,913)        6,945
     Adjustments to reconcile net earnings (loss) to net cash
          used in operating activities:
              Depreciation of premises and equipment                             11,392        10,925
              Amortization, write off of deferred costs and prepaid interest     11,161         3,713
              Forgiveness of credit facility amendment and waiver fee            (6,500)            -
              Asset revaluation and other charges                                14,329         3,726
              Gain on debt extinguishment                                        (5,585)      (41,412)
              Loss on disposal of assets                                          1,711             3
              Loss from discontinued operations                                  11,692        15,782
              Mark-to-market adjustment on interest rate swap                         -           861
              (Increase) decrease in assets:
                   Accounts receivable                                              819           558
                   Inventories                                                      275           172
                   Prepaid expenses and other                                       100         1,419
               Increase (decrease) in liabilities:
                   Accounts payable                                              (4,286)      (10,514)
                   Accrued liabilities                                          (16,657)      (21,640)
                   Income taxes                                                   6,060           113
                   Other long-term liabilities                                     (131)         (273)
--------------------------------------------------------------------------------------------------------
                       Net cash used in operating activities                    (14,533)      (29,622)
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                                        (5,643)       (4,332)
     Proceeds from disposal of assets and notes receivable, net                   2,628         6,519
     Proceeds from sale-leaseback                                                22,366             -
     Other, net                                                                  (1,944)         (434)
--------------------------------------------------------------------------------------------------------
                       Net cash provided by investing activities                 17,407         1,753
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from (repayment of) revolving credit agreements                    (1,056)       19,646
     Proceeds from (repayment of) term credit agreement                         (12,736)       16,165
     Increase in bank overdrafts                                                  1,833         1,978
     Payment of financing costs                                                  (4,568)       (8,502)
     Principal payments on long-term debt                                           (84)          (18)
     Purchase of long term debt                                                  (5,195)       (8,489)
     Settlement of interest rate swap agreement                                       -        (1,704)
     Reduction in letter of credit collateral                                         -         9,978
--------------------------------------------------------------------------------------------------------
                       Net cash provided by (used in) financing activities      (21,806)       29,054
--------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                               16,529        (1,648)
--------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                        (2,403)         (463)
Cash and cash equivalents at the beginning of the period                          4,803         4,117
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                           $    2,400         3,654
========================================================================================================

See accompanying notes to consolidated financial statements.

                               AVADO BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 2003
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 2002, except as disclosed herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

     Certain accounts have been reclassified in the 2002 financial statements to conform with the 2003 classifications. Previously, bank accounts with negative cash balances were netted against those with positive balances. Negative cash balances of $4.2 million at December 29, 2002 have been reclassified to "Bank overdrafts" with a resulting increase to "Cash and cash equivalents" on the accompanying Consolidated Balance Sheet.

     As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of 11 Don Pablo's restaurants and one Hops restaurant, which were closed during the first half of 2003, plus 11 additional Don Pablo's restaurants and eight additional Hops restaurants which were closed in 2002, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues, expenses and related assets and liabilities of Canyon Cafe, which has been divested, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest the operations of Canyon Cafe was made prior to the implementation of SFAS No. 144 and it did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", it is required to be classified within continuing operations under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".


NOTE 2 - RESTATEMENT OF FIRST QUARTER RESULTS

     In November 2003, the Company determined that it had incorrectly calculated the loss on the first quarter 2003 disposal of two Don Pablo's properties included in discontinued operations and did not remove from premises and equipment $1.6 million of assets that were disposed of in these transactions. As a result, the Company will file an amended Form 10-Q for the first quarter, restating its financial statements for this error. An amended Form 10-Q will also be filed for the second quarter to restate the Consolidated Balance Sheet as of June 29, 2003 and the Consolidated Statement of Loss for the six month period ended June 29, 2003 for the same correction as required for the first quarter. This correction has been recorded in the Consolidated Statement of Loss for the nine months ended September 28, 2003 and the Consolidated Balance Sheet as of September 28, 2003 that are included in this third quarter Form 10-Q. Additionally, the accompanying Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Loss have been restated to reflect the correction of this error.

     The following table presents the originally reported amounts that are affected by the restatement compared to the amounts that will be included in the amended Form 10-Q's for the first and second quarters of 2003.

As of or for the quarter ended March 30, 2003 and six months ended June 29, 2003:

                                                           Three Months Ended              Six Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                     Mar. 30, 2003                  Jun. 29, 2003
                                                     Mar. 30, 2003   As Originally   Jun. 29, 2003   As Originally
(In thousands, except for per share amounts)          As Restated      Reported       As Restated       Reported
-------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                     $  (9,163)        (7,602)          (11,544)       (9,983)
Net loss                                              $ (19,362)       (17,801)          (19,635)      (18,074)

Per share:
Loss from discontinued operations (basic and diluted) $   (0.28)         (0.23)            (0.35)         (0.30)
Net loss (basic and diluted)                          $   (0.58)         (0.54)            (0.59)         (0.55)

Premises and equipment, net                           $ 186,412        187,973           184,547        186,108
Accumulated deficit                                   $ (77,480)       (75,919)          (77,753)       (76,192)
-------------------------------------------------------------------------------------------------------------------

     The Company expects to file amended Form 10-Q's for the first and second quarters by January 30, 2004.


NOTE 3 - STOCK BASED COMPENSATION

     The Company accounts for its stock based compensation by using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB 25"), and has adopted the disclosure-only provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation". Under APB 25, no stock-based compensation cost is reflected in earnings (loss) for grants of stock options to employees as the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

     The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                  Quarter Ended             Nine Months Ended
--------------------------------------------------------- ---------------------------- ---------------------------
                                                              Sep. 28,     Sep. 29,       Sep. 28,     Sep. 29,
                                                                2003         2002           2003         2002
---------------------------------------------------------- ------------- ------------- ------------- -------------
 Net earnings (loss), as reported                            $ (19,278)     (1,933)       (38,913)       6,945
 Total stock-based employee compensation
    income (expense) determined under fair value based
    method for all awards, net of related tax effects             (131)        238           (497)         (93)
---------------------------------------------------------- ------------- ------------- ------------- -------------
 Pro forma net earnings (loss)                               $ (19,409)     (1,695)       (39,410)       6,852
---------------------------------------------------------- ------------- ------------- ------------- -------------

 Earnings (loss) per share:
    Basic - as reported                                        $ (0.58)      (0.06)         (1.18)        0.23
---------------------------------------------------------- ------------- ------------- ------------- -------------
    Basic - pro forma                                          $ (0.59)      (0.05)         (1.19)        0.22
---------------------------------------------------------- ------------- ------------- ------------- -------------
    Diluted - as reported                                      $ (0.58)      (0.06)         (1.18)        0.22
---------------------------------------------------------- ------------- ------------- ------------- -------------
   Diluted - pro forma                                         $ (0.59)      (0.05)         (1.19)        0.22
---------------------------------------------------------- ------------- ------------- ------------- -------------

NOTE 4 - LONG-TERM DEBT

     Long-term debt and capital lease obligations at September 28, 2003 and December 29, 2002 consisted of the following (amounts in thousands):

                                                          Sep. 28, 2003     Dec. 29, 2002
------------------------------------------------------  ----------------- -----------------
Senior secured credit facility
  (15.5% at September 28, 2003)                             $  10,515           30,809
9.75% Senior Notes, unsecured                                 105,318          116,500
11.75% Senior Subordinated Notes, unsecured
  (net of discount of $0.4 million)                            47,231           47,179
Capital lease obligations                                       4,627                -
Other                                                             720              381
------------------------------------------------------  ------------------ -----------------
Total long-term debt and capital lease obligations            168,411          194,869
Less current installments                                     116,237           30,838
------------------------------------------------------  ------------------ -----------------
Total long-term debt and capital lease obligations
  excluding current installments                            $  52,174          164,031
------------------------------------------------------  ------------------ -----------------

     On March 24, 2003, the Company obtained a new $39.0 million revolving credit facility (the "Credit Facility") and entered into a $20.0 million sale-leaseback transaction covering 15 Don Pablo's locations (the "Don Pablo's sale-leaseback"). Proceeds from this financing were used to pay amounts outstanding under the Company's previously existing credit agreement totaling $19.5 million and fees associated with the new financing agreements totaling $4.6 million.

     The Credit Facility limited total borrowing capacity at any given time to an amount equal to the lesser of $39.0 million or 1.95 times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters as defined in the agreement. A portion of the facility, totaling $17.0 million, was restricted for the purchase of the Company's 9.75% Senior Notes due June 2006 ("Senior Notes") and 11.75% Senior Subordinated Notes due June 2009 ("Subordinated Notes"). The agreement limited the amount the Company could pay to acquire Senior Notes and Subordinated Notes to $0.50 and $0.30 per one dollar outstanding, respectively. In accordance with the agreement, the unused availability under the restricted portion of the facility terminated on May 31, 2003. The Credit Facility matures on March 24, 2004 but may be extended for one year at the lender's option and subject to an extension fee equal to five percent of the total commitment amount. In certain circumstances, borrowings under the Credit Facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions (other than Assets Held for Sale as defined in the agreement), casualty events and tax refunds, each as defined in the Credit Facility. In addition, the lender has the right to impose certain reserves against the Company's total borrowing availability under the facility, which may limit the Company's liquidity. The Credit Facility is secured by substantially all of the Company's assets.

     During the second quarter of 2003, the Company executed three separate amendments to the Credit Facility which, among other things, made certain technical changes to the agreement and allowed the Company to borrow $2.4 million under the $17.0 million restricted portion of the facility to buy out the Company's master equipment lease. The remaining unused portion of the facility was terminated, reducing the maximum commitment under the Credit Facility from $39.0 million to $30.0 million. Additionally, in accordance with the terms of the Credit Facility, tax refunds received in September 2003 further reduced the maximum commitment under the Credit Facility to $26.0 million.

     At September 28, 2003, $2.5 million in cash borrowings were outstanding under the unrestricted portion of the Credit Facility and an additional $13.1 million of the facility was utilized to secure letters of credit which primarily secure the Company's insurance programs. Also outstanding at September 28, 2003 was $8.0 million which was borrowed under the restricted portion of the facility to acquire $11.2 million in face value of the Company's Senior Notes and buy out the Company's master equipment lease. The total Credit Facility availability was also reduced by lender reserves of $2.3 million. At September 28, 2003, $0.1 million of the facility remained unused and available.

     The terms of the Credit Facility, the Company's Senior Notes and Subordinated Notes, the Don Pablo's sale-leaseback, and the 2000 Hops sale-leaseback (See Note 12) collectively include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets,
(ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. During the second quarter of 2003, the Company terminated its previously existing master equipment lease thereby eliminating any financial covenants or restrictions related to that lease. At September 28, 2003, the Company was not in compliance with certain financial requirements contained in the Credit Facility. The Company's failure to comply with these covenants is a result of a decline in sales and an increase in operating expenses. Under the terms of the Credit Facility, the failure to meet the prescribed financial targets represented an event of default whereby the lender had the right to declare all obligations under the agreement immediately due and payable. On January 2, 2004, the Company entered into a forbearance agreement with its Credit Facility lender whereby the lender has agreed not to exercise any remedies under the Credit Facility during the forbearance period, which will expire on January 31, 2004. The forbearance agreement also provides the Company with $3.0 million of additional liquidity for general corporate purposes. While the lender has not notified the Company of its intent to do so, acceleration of the obligations after the expiration of the forbearance period would have a material adverse effect on the Company.

     If the obligations under the Credit Facility were to be accelerated after the expiration of the forbearance period, cross-default provisions contained in the indentures for the Senior Notes and Subordinated Notes would be triggered, creating an event of default under those agreements as well. At September 28, 2003, the outstanding balances of the Senior Notes and Subordinated Notes were $105.3 million and $47.6 million, respectively. An event of default under the Credit Facility does not result in a cross-default under the Company's sale-leaseback agreements. If some or all of the obligations under the Company's credit agreements were to become immediately due and payable, the Company would not have sufficient liquidity to satisfy these obligations. As a result, the Company will be seeking to restructure its existing capital structure, which is likely to involve a filing under Chapter 11 of the Bankruptcy Code. Additionally, the Company was not in compliance with a net worth requirement contained in its 2000 Hops sale-leaseback agreement at December 29, 2002. The lessor, however, has waived this requirement until March 31, 2004 at which time the minimum net worth requirement will be $150.0 million. It is unlikely that the Company will be in compliance with the $150.0 million net worth requirement on March 31, 2004. Although the outcome is uncertain, the Company intends to enter into discussions to obtain a waiver of this default or an amendment to the sale-leaseback agreement.

     Interest payments on the Company's Senior Notes and Subordinated Notes are due semi-annually in each June and December. The Company's semi-annual interest payments total approximately $7.9 million. Under the terms of the related note indentures, the Company has an additional 30-day grace period from the scheduled interest payment dates before an event of default occurs, due to late payment of interest. The Company did not have sufficient liquidity to make the December 1, 2003 interest payments on its Senior Notes within the 30-day grace period and has incurred an event of default, due to non payment of interest, under which the Senior Notes could become currently due and payable. Additionally, the Company will not make the December 15, 2003 interest payment on its Senior Subordinated Notes within the 30-day grace period. The Company's failure to make the interest payment on the Senior Subordinated Notes will also represent an event of default under which the Senior Subordinated Notes could become currently due and payable. Thus, it is expected that the Senior Subordinated Notes will be classified as a current liability in future financial reports. The Company is currently in discussions with its Senior Note Holders to obtain forbearance of amounts due. However, there can be no assurance that such efforts will be successful. As a result, the Company will be seeking to restructure its existing capital structure, which is likely to involve a filing under Chapter 11 of the Bankruptcy Code.

     Also, on July 2, 2003, the Trustee for the Company's Senior Notes received a Notice of Default and Acceleration Notice (the "Notice"), filed by holders representing a majority of the Company's outstanding Senior Notes (see Note 13). Although the Company intends to vigorously contest the claims that the events of default as described in the Notice have occurred, there can be no assurances that the Company's defenses will be successful. Additionally, the August 2003 sale-leaseback of a Hops location (see Note 12) may not have complied with certain financial tests contained in the indenture governing the Senior Notes. Because certain financial tests specified in the indenture are ambiguous, it is not certain that a covenant violation has in fact occurred. As a result, the Company has classified the outstanding debt related to the Senior Notes as a current liability in the accompanying Consolidated Balance Sheet as of September 28, 2003.

NOTE 5 - LIQUIDITY

     The Company has suffered from recurring losses from operations, has an accumulated deficit, has incurred an event of default under its Senior Notes due to the failure to make required interest payments, has entered into a forbearance agreement with its senior secured Credit Facility lenders which expires on January 31, 2004 and anticipates not making the scheduled interest payment on its Senior Subordinated notes within the 30-day grace period, all of which raise substantial doubt about the Company's ability to continue as a going concern. While the Company's forbearance agreement (see Note 4) provides additional liquidity in the near term as well as temporary relief from the potential acceleration of obligations due under the Credit Facility, sufficient liquidity to make required debt service and lease payments is dependent primarily on the Company's negotiations with its Credit Facility lenders, the realization of cash flow from operations and other creditor negotiations to generate liquidity. There can be no assurance that such efforts will be successful.

     Principal  financing  sources in the first nine months of 2003 consisted of
(i) proceeds of $22.4 million from sale-leaseback transactions, (ii) cash provided by discontinued operations, primarily related to the sale of assets, of $16.5 million, (iii) income tax refunds of $6.1 million and (iv) proceeds from the sale of assets of $2.6 million. The primary uses of funds consisted of (i) net cash used in operations of $14.5 million which included interest payments of $20.0 million primarily related to the Senior and Subordinated Notes and Credit Facility along with lease payments of $15.4 million, (ii) net repayments of credit agreements of $13.8 million, (iii) repurchase of long-term debt of $5.2 million, (iv) capital expenditures of $5.6 million, $4.4 million of which related to the second quarter buyout of the Company's master equipment lease, and (v) payment of financing costs related to the Credit Facility and Don Pablo's sale-leaseback totaling $4.6 million.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. The Company does not have any contractual obligations to open any new restaurants during 2003. Capital expenditures for existing restaurants are expected to be approximately $1.0 million during the fourth quarter of 2003.

     The Company is also exposed to certain contingent payments. In connection with the Applebee's, Canyon Cafe and McCormick & Schmick's divestiture transactions, the Company remains contingently liable for lease obligations relating to 63 Applebee's restaurants, 10 Canyon Cafe restaurants and four McCormick & Schmick's restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $45.2 million. The Company also remains contingently liable for lease obligations relating to seven Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those seven restaurants total $5.1 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code and subsequently on October 27, 2003, obtained an order converting that Chapter 11 filing to a Chapter 7 bankruptcy filing. Consequently, Harrigan's has ceased operations and closed its restaurants. While the Company has not yet been notified of any intent by the respective landlords to hold the Company liable for any remaining lease obligations, there can be no assurance that the Company will not ultimately be held liable for some or all of the Harrigan's leases.

     Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company's deductibles for workers' compensation and general liability are $500,000 per claim. Losses in excess of these risk retention levels are covered by insurance which management considers to be adequate. Provision for losses expected under these programs are recorded based upon estimates of the liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and expected losses based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. In the first nine months of 2003, claims paid under the Company's self-insurance programs totaled $3.2 million. In addition, at September 28, 2003, the Company was contingently liable for letters of credit aggregating approximately $13.1 million, relating primarily to its insurance programs. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company's 1998 Federal income tax returns are currently being audited by the Internal Revenue Service ("IRS"). The Company believes its recorded liability for income taxes of $41.1 million as of September 28, 2003 is adequate to cover its exposure that may result from the ultimate resolution of the audit. During the first quarter of 2003, the Company submitted an Offer in Compromise to the IRS whereby the Company offered to settle its potential obligations at a discounted amount. The Offer in Compromise process is a mechanism available to taxpayers to potentially reduce amounts otherwise payable to the IRS based on analysis of a taxpayer's ability to pay, the value of its assets versus its liabilities and other economic factors. Although the ultimate outcome of the audit or the Offer in Compromise cannot be determined at this time, the Company does not have sufficient liquidity to pay any significant portion of its recorded liability if resolution of the audit results in such amount being currently due and payable. Management does not currently expect that this will be the result, or that any resolution with respect to audit issues will be reached in the near future. During the third quarter of 2003, the Company received a $5.5 million federal income tax refund related to its 2002 Federal income tax return. Due to the uncertainty surrounding the ultimate resolution of the ongoing IRS audit of the Company's 1998 tax return, the Company increased its recorded liability for income taxes by $5.5 million during the third quarter.

     Management has taken steps to improve cash flow from operations, including changing the Company's marketing strategy to be less reliant on expensive broadcast media, reducing overhead through consolidation of functions and personnel reductions primarily from the first quarter relocation of its Hops corporate headquarters and adjusting supervisory management level personnel in its restaurant operations. However, there can be no assurance these efforts will be successful in improving cash flow from operations sufficiently to enable the Company to continue to meet its obligations, including required payments under its debt and lease agreements and capital expenditures necessary to maintain its existing restaurants. The Company's forbearance agreement (see Note 4) does provide additional liquidity as well as temporary relief from the potential acceleration of obligations due under the Credit Facility, however, there is no assurance the Company will be able to obtain additional forbearances of defaults incurred under its Credit Facility or that negotiations to obtain forbearance from its Senior Note Holders will be successful. As a result, the Company will be seeking to restructure its existing capital structure, which is likely to involve a filing under Chapter 11 of the Bankruptcy Code.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the nine months ended September 28, 2003 and September 29, 2002, the following supplements the consolidated statements of cash flows (amounts in thousands): 2003 2002

                                                  Sep. 28,       Sep. 29,
                                                    2003           2002
                                               --------------  ------------
   Interest paid                                 $  20,043        22,621
   Distributions paid on preferred securities    $       -         5,372
   Income taxes paid (refunded)                  $  (6,060)          262


NOTE 7 - ASSET REVALUATION AND OTHER CHARGES

     For the quarter ended September 28, 2003, asset revaluation and other charges of $11.9 million include (i) predominately non-cash asset impairment charges of $9.0 million recorded to reduce the carrying value of three Don Pablo's and eight Hops restaurants to estimated fair value, (ii) a $2.6 million valuation allowance to reduce the carrying value of a note receivable (see Note
14), and (iii) $0.3 million in other charges primarily related to the final disposition of the Company's remaining Canyon Cafe locations.

     For the nine months ended September 28, 2003, asset revaluation and other charges of $14.3 million include (i) predominately non-cash asset impairment charges of $9.9 million recorded to reduce the carrying value of the assets of the Company's remaining Canyon Cafe locations, prior to divestiture, along with four Don Pablo's restaurants and eight Hops restaurants to estimated fair value,
(ii) a $2.6 million valuation allowance to reduce the carrying value of a note receivable (see Note 14), and (iii) $1.8 million in other charges primarily related to costs associated with the relocation of the Hops corporate office to Madison, Georgia.

     Asset revaluation and other charges of $3.7 million for the nine months ended September 29, 2002 reflect predominately non-cash asset impairment charges of $2.1 million to reduce the carrying value of the assets of the Company's Canyon Cafe restaurants to estimated fair value and $1.6 million in other charges primarily related to the write-off of various capitalized costs associated with sites that are no longer expected to be developed and related development costs which are not anticipated to be fully recoverable.


NOTE 8 - DISPOSAL OF ASSETS

     Loss on disposal of assets of $1.7 million for the nine months ended September 28, 2003, primarily reflects losses related to the sale of 15 Don Pablo's restaurants included in the Company's Don Pablo's sale-leaseback transaction which occurred during the first quarter (see Note 12).

     Loss on disposal of assets for the nine months ended September 29, 2002 reflects fees incurred in connection with the first quarter termination of the Company's interest rate swap agreement and losses incurred on the sale of two closed Canyon Cafe locations. These losses were offset nearly in their entirety by an adjustment to amounts receivable from the divestiture of McCormick & Schmick's and a gain on the sale of a closed Hops location.


NOTE 9 - GAIN ON DEBT EXTINGUISHMENT

     Gain on debt extinguishment for the nine months ended September 28, 2003 reflects the retirement of $11.2 million in face value of the Company's 9.75% Senior Notes for $5.2 million plus $0.4 million in accrued interest. After a $0.4 million write-off primarily of deferred loan costs, the Company recorded a gain on the extinguishment of $5.6 million.

     Gain on debt extinguishment for the nine months ended September 29, 2002 reflects the retirement of $52.4 million in face value of the Company's 11.75% Senior Subordinated Notes for $8.5 million plus $2.2 million in accrued interest. After a $2.5 million write-off primarily of deferred loan costs and unamortized initial issue discount, the Company recorded a gain on the extinguishment of $41.4 million.


NOTE 10 - INCOME TAXES

     No income tax benefit was recorded related to the loss before income taxes for the three or nine months ended September 28, 2003. The income tax expense recorded for the nine months ended September 29, 2002 represents the effective rate of expense on earnings before income taxes for the first nine months of 2002. The tax rate was based on the Company's expected rate for the full fiscal 2002 year.


NOTE 11 - DISCONTINUED OPERATIONS

     As discussed in Note 1 - Basis of Presentation, discontinued operations includes the revenues and expenses of 11 Don Pablo's and one Hops restaurant which were closed in the first half of 2003, plus 11 additional Don Pablo's restaurants and eight additional Hops restaurants which were closed during 2002. The decision to dispose of these 31 locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. Subsequent to the end of the third quarter, one additional Don Pablo's and two additional Hops restaurants have been closed and will be presented as discontinued operations for the year ending December 28, 2003.

     Loss from discontinued operations for the quarter and nine months ended September 28, 2003, was $0.1 million and $11.7 million, respectively. These amounts primarily reflect asset revaluation and other charges along with losses on the disposal of closed restaurants. Total restaurant sales from discontinued operations were $0.0 million and $3.5 million, respectively, for the quarter and nine months ended September 28, 2003. The loss from discontinued operations for the nine months ended September 28, 2003 has been increased to reflect the correction of a $1.6 million error in the gain (loss) on disposal of restaurants reported during the first quarter, related to the sale of two Don Pablo's properties (see Note 2).

     Loss from  discontinued  operations  for the quarter and nine months  ended
September 29, 2002 was $9.8 million and $15.8 million, respectively. These amounts primarily reflect asset revaluation and other charges related to the closure of restaurants. Total restaurant sales from discontinued operations were $8.6 million and $30.6 million, respectively, for the quarter and nine months ended September 29, 2002.


NOTE 12 - SALE-LEASEBACK TRANSACTIONS

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

     On May 30, 2003 and August 29, 2003, the Company completed two additional sale-leaseback transactions involving one Don Pablo's location and one Hops location, respectively. Net proceeds from the two transactions totaled $2.4 million and were used to reduce amounts outstanding under the Company's Credit Facility.

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


NOTE 13 - CONTINGENCIES

     Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company's deductibles for workers' compensation and general liability are $500,000 per claim. Losses in excess of these risk retention levels are covered by insurance which management considers as adequate. Provisions for losses expected under these programs are recorded based on estimates of the liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and expected losses based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. At September 28, 2003, the Company was contingently liable for letters of credit aggregating approximately $13.1 million related primarily to its insurance programs.

     The Company is also exposed to certain contingent payments. In connection with the Applebee's, Canyon Cafe and McCormick & Schmick's divestiture transactions, the Company remains contingently liable for lease obligations relating to 63 Applebee's restaurants, 10 Canyon Cafe restaurants and four McCormick & Schmick's restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $45.2 million. The Company also remains contingently liable for lease obligations relating to seven Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those seven restaurants total $5.1 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code and subsequently on October 27, 2003, obtained an order converting that Chapter 11 filing to a Chapter 7 bankruptcy filing. Consequently, Harrigan's has ceased operations and closed its restaurants. While the Company has not yet been notified of any intent by the respective landlords to hold the Company liable for any remaining lease obligations, there can be no assurances that the Company will not ultimately be held liable for some or all of the Harrigan's leases.

     In September 2002, the Company was named as the Defendant in an action filed in the U.S. District Court for the Middle District of Georgia. The Plaintiff, Bank of America Securities, LLC, alleges that it is owed a fee of approximately $1.0 million, relating to the Company's sale of the McCormick & Schmick's brand. The Company believes that the allegations in the complaint are without merit and is vigorously contesting the complaint. Accordingly, the Company has filed a Motion for Summary Judgment. This Motion is still pending. Thus, it is not possible for the Company to evaluate the likelihood of the plaintiff prevailing on its claims. Because this claim is a suit on a contract, the Company's existing insurance policies do not provide coverage. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

     On April 3, 2003, the Company received a communication from counsel representing an ad hoc committee ("the Committee") of holders of a majority of the Company's 9.75% Senior Notes ("the Senior Notes"). The communication set forth concerns of the Committee with respect to certain actions of the Company and threatened to cause a notice of default under the indenture covering the Senior Notes to be issued and other legal action to be taken if the Committee's concerns were not addressed. On May 5, 2003, counsel for the Committee issued a press release announcing the Committee's intention to cause a notice of default to be issued, asserting that certain transactions with the Company's then Chairman and CEO constituted violations of covenants in the Indenture governing the Senior Notes. On July 2, 2003, the Trustee for the Company's Senior Notes received a Notice of Default and Acceleration Notice, filed by the Committee. The Company intends to vigorously contest the claims that the events of default as described in the acceleration notice have occurred. Should it ultimately be determined that an event of default exists, the Senior Notes could become currently due and payable. While the final outcome of this matter, including any potential litigation that it might involve, is inherently uncertain, the Company does not believe that the Committee will prevail in this attempt to accelerate the Senior Notes. In the event the Senior Notes are accelerated, however, cross-default provisions would be triggered in the Company's Credit Facility and Subordinated Notes, which could result in the Company having to seek protection from its creditors through a bankruptcy filing.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


NOTE 14 - RELATED PARTY TRANSACTIONS

     During 1998 and 1999, the Board of Directors approved loans to certain executive officers of the Company. At December 31, 2000, the Company held several notes receivable, one of which was secured by real estate, from Tom E.
DuPree, Jr., beneficial owner of more than 5% of the Company's outstanding voting securities and then Chairman of the Board and Chief Executive Officer of the Company (the "DuPree Notes). At December 30, 2001, the due date of the DuPree Notes was June 30, 2002 with an interest rate of 11.5% payable at maturity.

     At December 30, 2001, total amounts owed to the Company under the DuPree Notes were $10.9 million in principal and $3.0 million in accrued interest. At that time, the Company recorded an allowance against the ultimate realization of amounts due totaling $11.1 million, resulting in a net book value of $2.8 million, the fair value of the real estate collateral held by the Company.

     In March 2002, the Board of Directors approved a series of transactions whereby Mr. DuPree sold the real estate collateral securing one of the DuPree Notes and, with the $2.8 million in proceeds, purchased $14.0 million in face value of the Company's 11.75% Senior Subordinated Notes, due June 2009 (the "Subordinated Notes"). The Subordinated Notes were pledged as collateral by Mr. DuPree to secure amounts owed by him to the Company under the DuPree Notes.

     On March 6, 2002 the principal and interest due on the several DuPree Notes were consolidated into one note with a principal balance of $14.1 million (the "New DuPree Note"), and the interest payment terms, interest rate and due date of the note were changed to match the terms and due date of the Subordinated Notes. All amounts of interest and principal paid by the Company on the Subordinated Notes owned by Mr. DuPree and pledged as collateral to the Company, have been used to make simultaneous payments to the Company on amounts due to the Company under the New DuPree Note.

     In conjunction with the Company's July 10, 2002 payment of semi-annual interest due to holders of its Subordinated Notes, Mr. DuPree made a simultaneous payment of principal and interest under the New DuPree Note in the amount of $0.8 million. As a result, the principal balance of the New DuPree Note was reduced to $13.7 million at December 29, 2002. In conjunction with the Company's January 9, 2003 and June 24, 2003 payments of semi-annual interest to holders of its Subordinated Notes, Mr. DuPree made simultaneous payments of interest totaling $1.6 million.

     In the third quarter of 2003, an additional allowance of $2.6 million was established against the ultimate realization of amounts due on the New DuPree Note. This additional allowance, which reduced the net carrying value of the New DuPree Note to zero, was established as a result of the Company's evaluation of both the current value of the collateral and Mr. DuPree's ability to pay amounts due. Subsequent to the end of the third quarter of 2003, Mr. DuPree resigned both his position as Chairman of the Board and Chief Executive Officer of the Company. The terms and contractual obligations of Mr. DuPree related to the New DuPree Note are unaffected by his resignation or by the allowances established by the Company.


NOTE 15 - NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 in the first quarter of fiscal 2003. The adoption of this standard did not have a material impact on its results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 eliminates the provisions of EITF Issue 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material adverse impact on the Company's results of operations or financial position during the nine months ended September 28, 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments, with characteristics of both liabilities and equity, from either equity or mezzanine presentation to liabilities (or assets in some circumstances) and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 is to be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. The Company completed its evaluation, during the third quarter of 2003, of its convertible preferred securities and determined that those securities do not fall under the provisions of SFAS No. 150. The Company's adoption of SFAS No. 150 in the third quarter of 2003 therefore had no material impact on its consolidated financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee's guarantee of the lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the Interpretation. The liability recognition provisions of FIN No. 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. Historically, the only guarantees issued by the Company relate to lease guarantees where the Company is no longer the primary obligor and guarantees between Avado Brands, Inc. and its wholly-owned subsidiaries related to debt owed to third parties. Currently under such guarantees, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $50.3 million (see Note 13). The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN No. 45 and thus does not expect this Interpretation to have a material impact on its results of operations or financial position. The Company adopted the disclosure requirements of FIN No. 45 effective for fiscal year ended December 29, 2002.

     In December 2003, the FASB issued revised Interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation provides guidance on consolidating variable interest entities. The provisions of revised Interpretation No. 46 are required to be applied by public companies who do not have interests in special-purpose entities in financial statements for periods ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties, or if the equity investors lack certain specified characteristics. Adoption of Interpretation No. 46 is not expected to have a material impact on the Company's consolidated financial statements.


NOTE 16 - GUARANTOR SUBSIDIARIES

     The Company's Senior Notes and Credit Facility are fully and unconditionally guaranteed on a joint and several basis by substantially all of its wholly owned subsidiaries. Such indebtedness is not guaranteed by the Company's non-wholly owned subsidiaries. These non-guarantor subsidiaries primarily include certain partnerships of which the Company is typically a 90% owner. At September 28, 2003 and September 29, 2002, these partnerships in the non-guarantor subsidiaries operated 19 and 20 of the Company's restaurants, respectively. Accordingly, condensed consolidated balance sheets as of September 28, 2003 and December 29, 2002, and condensed consolidated statements of earnings (loss) and cash flows for the nine months ended September 28, 2003 and September 29, 2002 are provided for such guarantor and non-guarantor subsidiaries. Corporate costs associated with the maintenance of a centralized administrative function for the benefit of all Avado restaurants have not been allocated to the non-guarantor subsidiaries. In addition, interest expense has not been allocated to the non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

Condensed Consolidated Statement of Earnings (Loss)
Nine Months Ended September 28, 2003
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                  $   254,399            36,669               -          291,068
Operating expenses                                    237,454            35,258               -          272,712
General and administrative expenses                    15,423             1,650               -           17,073
Loss on disposal of assets                              1,709                 2               -            1,711
Asset revaluation and other charges                    14,329                 -               -           14,329
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating loss                                        (14,516)             (241)              -          (14,757)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                (12,462)               (2)              -          (12,464)
Loss before income taxes from
   continuing operations                              (26,978)             (243)              -          (27,221)
Income taxes                                                -                 -               -                -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Loss from continuing operations                       (26,978)             (243)              -          (27,221)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Loss from discontinued operations                     (11,692)                -               -          (11,692)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net loss                                          $   (38,670)             (243)              -          (38,913)
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Earnings (Loss)
Nine Months Ended September 28, 2002
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                  $   288,178            38,299               -          326,477
Operating expenses                                    262,436            34,340               -          296,776
General and administrative expenses                    17,679             1,729               -           19,408
Loss on disposal of assets                                  3                 -               -                3
Asset revaluation and other charges                     3,726                 -               -            3,726
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                        4,334             2,230               -            6,564
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                 16,538                 -               -           16,538
Earnings before income taxes from
   continuing operations                               20,872             2,230               -           23,102
Income taxes                                              292                83               -              375
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Earnings from continuing operations                    20,580             2,147               -           22,727
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Loss from discontinued operations                     (15,623)             (159)              -          (15,782)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings                                      $     4,957             1,988               -            6,945
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
September 28, 2003
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ---------------
ASSETS
Current assets                                    $   15,449               795               -           16,244
Premises and equipment, net                          149,362            22,668               -          172,030
Deferred income tax benefit                           11,620                 -               -           11,620
Other assets                                          28,120                18               -           28,138
Intercompany advances                                 12,370                 -         (12,370)               -
Intercompany investments                              10,778                 -         (10,778)               -
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                  $  227,699            23,481         (23,148)         228,032
================================================ ================ ================= =============== ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                               $  208,794               333               -          209,127
Long-term liabilities                                 54,370                 -               -           54,370
Intercompany payables                                      -            12,370         (12,370)               -
Convertible preferred securities                       3,179                 -               -            3,179
Shareholders' equity (deficit)                       (38,644)           10,778         (10,778)         (38,644)
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                  $  227,699            23,481         (23,148)         228,032
================================================ ================ ================= =============== ===============


Condensed Consolidated Balance Sheet
December 29, 2002
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                   Guarantor        Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ---------------
ASSETS
Current assets                                    $   27,422               800               -           28,222
Premises and equipment, net                          213,130            23,820               -          236,950
Deferred income tax benefit                           11,620                 -               -           11,620
Other assets                                          28,652                18               -           28,670
Intercompany advances                                 12,370                 -         (12,370)               -
Intercompany investments                              12,131                 -         (12,131)               -
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                  $  305,325            24,638         (24,501)         305,462
================================================ ================ ================= =============== ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                               $  135,707               137               -          135,844
Long-term liabilities                                166,174                 -               -          166,174
Intercompany payables                                      -            12,370         (12,370)               -
Convertible preferred securities                       3,179                 -               -            3,179
Shareholders' equity (deficit)                           265            12,131         (12,131)             265
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                  $  305,325            24,638         (24,501)         305,462
================================================ ================ ================= =============== ===============

                                    Page 19

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 28, 2003
---------------------------------------------------- ---------------- ----------------- --------------- --------------
                                                         Guarantor      Non-Guarantor
(In thousands)                                         Subsidiaries     Subsidiaries     Eliminations    Consolidated
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) operating activities   $   (15,601)          1,068               -          (14,533)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash flows from investing activities:

  Capital expenditures                                     (4,548)         (1,095)              -           (5,643)
  Proceeds from disposal of assets and notes
    receivable, net                                         2,628               -               -            2,628
  Proceeds from sale-leaseback transactions                22,366               -               -           22,366
  Other net                                                (1,944)              -               -           (1,944)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) investing activities        18,502          (1,095)              -           17,407
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash flows from financing activities:
  Proceeds from revolving credit agreements                (1,056)              -               -           (1,056)
  Repayment of term credit agreement                      (12,736)              -               -          (12,736)
  Increase in bank overdrafts                               1,833               -               -            1,833
  Payment of financing costs                               (4,568)              -               -           (4,568)
  Purchase of long-term debt                               (5,195)              -               -           (5,195)
  Principal payments on long-term debt                        (84)              -               -              (84)
  Proceeds from (payment of) intercompany
    advances                                                  (27)             27               -                -
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) financing activities       (21,833)             27               -          (21,806)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash provided by discontinued operations                   16,529               -               -           16,529
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net decrease in cash and cash equivalents                  (2,403)              -               -           (2,403)
Cash and equivalents at the beginning of the period         4,774              29               -            4,803
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash and equivalents at the end of the period         $     2,371              29               -            2,400
==================================================== ================ ================= =============== ==============


Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 29, 2002
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
                                                        Guarantor       Non-Guarantor
(In thousands)                                         Subsidiaries     Subsidiaries     Eliminations    Consolidated
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) operating activities   $  (32,892)           3,270               -          (29,622)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash flows from investing activities:
  Capital expenditures                                    (3,788)            (544)              -           (4,332)
  Proceeds from disposal of assets and notes
    receivable, net                                        6,519                -               -            6,519
  Other net                                                 (434)               -               -             (434)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) investing activities        2,297             (544)              -            1,753
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash flows from financing activities:
  Proceeds from revolving credit agreements               19,646                -               -           19,646
  Proceeds from term credit agreements                    16,165                -               -           16,165
  Increase in bank overdrafts                              1,978                -               -            1,978
  Payment of financing costs                              (8,502)               -               -           (8,502)
  Purchase of long-term debt                              (8,489)               -               -           (8,489)
  Principal payments on long-term debt                       (18)               -               -              (18)
  Settlement of interest rate swap agreement              (1,704)               -               -           (1,704)
  Reduction in letter of credit collateral                 9,978                -               -            9,978
  Proceeds from (payment of) intercompany
    advances                                               2,565           (2,565)              -                -
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) financing activities       31,619           (2,565)              -           29,054
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash used in discontinued operations                      (1,489)            (159)              -           (1,648)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net increase (decrease) in cash and cash equivalents        (465)               2               -             (463)
Cash and equivalents at the beginning of the period        4,090               27               -            4,117
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash and equivalents at the end of the period         $    3,625               29               -            3,654
==================================================== ================ ================= =============== ==============

NOTE 17 - EARNINGS PER SHARE INFORMATION

     The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

(In thousands, except per share data)                                   Quarter Ended           Nine Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                     Sep. 28,    Sep. 29,     Sep. 28,    Sep. 29,
                                                                       2003        2002         2003        2002
-------------------------------------------------------------------------------------------------------------------
Average number of common shares used in basic calculation              33,123      33,102       33,110      30,740
Effect of dilutive stock options                                            - *       475            - *       787
Shares issuable on assumed conversion of convertible
    preferred securities                                                    - *         - *          - *         - *
 ------------------------------------------------------------------------------------------------------------------
Average number of common shares used in diluted calculation            33,123      33,577       33,110      31,527
 ==================================================================================================================

Earnings (loss) from continuing operations                           $(19,130)      7,912      (27,221)     22,727
Loss from discontinued operations                                        (148)     (9,845)     (11,692)    (15,782)
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                   (19,278)     (1,933)     (38,913)      6,945
Distribution savings on assumed conversion of convertible
    preferred securities, net of income taxes                               - *         - *          - *         - *
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss) for computation of diluted earnings per
    common share                                                     $(19,278)     (1,933)      (38,913)      6,945
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share from continuing operations    $  (0.58)       0.24        (0.82)       0.74
Basic loss per common share from discontinued operations                 0.00       (0.30)       (0.36)      (0.51)
-------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                               $  (0.58)      (0.06)       (1.18)       0.23
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share from continuing opperations $  (0.58)       0.24        (0.82)       0.72
Diluted loss per common share from discontinued operations               0.00       (0.30)       (0.36)      (0.50)
-------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                             $  (0.58)      (0.06)       (1.18)       0.22
===================================================================================================================

     * Inclusion of 551,811 and 439,070 shares issuable pursuant to employee stock option plans would have resulted in a decrease to loss per share for the quarter and nine months ended September 28, 2003, respectively. As those shares are antidilutive, they are excluded from the computation of diluted loss per share. Inclusion of 214,944 shares for the quarter and nine months ended September 28, 2003 and 214,944 shares and 2,576,464 shares for the quarter and nine months ended September 29, 2002, respectively, related to the Convertible Preferred Securities would have resulted in a decrease to loss per share and an increase to earnings per share in each respective period. As those shares are antidilutive, they are excluded from the computation of diluted earnings (loss) per share.


NOTE 18 - SUBSEQUENT EVENTS

     On November 10, 2003, The Company issued a press release and filed a Form 8-K announcing the resignation of the Company's Chairman and CEO Tom E. DuPree, Jr. and its Chief Administrative officer, Margaret (Beth) Waldrep. The Company also announced that it will be appointing Kevin Leary of AlixPartners, LLC as interim CEO, and Robert Sroka, a director since 2000, as Acting Chairman of the Board. The Company will record charges of approximately $0.7 million and $0.4 million during the fourth quarter of 2003 related to severance payments for Mr. DuPree and Ms. Waldrep, respectively. Approximately 75% of the severance payments have been paid during the fourth quarter of 2003 and the remaining 25% will be paid during February of 2004.

Item 2.

                               AVADO BRANDS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Third Quarter and Nine Months Ended September 28, 2003

Summary

     The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in its entirety. However, highlights included in the next several pages are as follows:

     o The Company has suffered from recurring losses from operations, has an accumulated deficit, has incurred an event of default under its Senior Notes due to the failure to make required interest payments, has entered into a forbearance agreement with its senior secured Credit Facility lenders which expires on January 31, 2004 and anticipates not making the scheduled interest payment on its Senior Subordinated Notes within the 30-day grace period, all of which raise substantial doubt about the Company's ability to continue as a going concern.

     o The Company did not make its December interest payment, due December 1, 2003, on its 9.75% Senior Notes, due 2006 within the 30-day no default grace period, which expired on December 31, 2003. The Company is in discussions with the Senior Note Holders and will attempt to negotiate a forbearance agreement.

     o The Company will not make its December interest payment, due December 15, 2003, on its 11.75% Senior Subordinated Notes, due 2009 within the 30-day no default grace period provided for under the indenture. Failure to make this required debt service payment will result in an event of default under the Senior Subordinated Notes.

     o The Company is not in compliance with certain financial covenants of its secured Credit Facility. On January 2, 2004 the Company and its secured lenders executed a forbearance agreement whereby the secured lenders agreed not to exercise their remedies under the agreement for these covenant violations and other existing defaults. The forbearance period ends January 31, 2004. The secured lenders also agreed to provide the Company with $3.0 million of additional liquidity for general corporate purposes.

     o As a result of the foregoing, the Company will be seeking to restructure its existing capital structure, which is likely to involve a filing under Chapter 11 of the Bankruptcy Code.


Presentation

     In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which was adopted by the Company in the first quarter of 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "Segment" of a business as defined in that Opinion. As a result of the adoption of SFAS 144, the Company has classified the revenues, expenses and related assets and liabilities of 11 Don Pablo's restaurants and one Hops restaurant, which were closed during the first half of 2003, plus 11 additional Don Pablo's restaurants and eight additional Hops restaurants which were closed in 2002, as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenues, expenses and related assets and liabilities of Canyon Cafe, which has been divested, have not been classified as discontinued operations in the accompanying consolidated financial statements. As the decision to divest the operations of Canyon Cafe was made prior to the implementation of SFAS 144 and it did not meet the criteria for classification as discontinued operations under the provisions of APB Opinion No. 30, it is required to be classified within continuing operations under the provisions of SFAS 121.

Restaurant Sales

     Restaurant sales for the third quarter and nine months ended September 28, 2003 were $94.9 million and $291.1 million, respectively, compared to $100.8 million and $326.5 million for the corresponding periods of 2002. Declining revenues were primarily due to the divestiture of Canyon Cafe which was substantially completed in the fourth quarter of 2002 and a decrease in same-store sales at Don Pablo's and Hops. Sales were adversely impacted during the first nine months of 2003 by the Company's limited liquidity and related inability to advertise during the first quarter, as well as the war in Iraq and a generally sluggish economy. The revenues and expenses related to 11 Don Pablo's restaurants and one Hops restaurant which were closed during the first half of 2003, plus 11 additional Don Pablo's restaurants and eight Hops restaurants which were closed in 2002, have been included in discontinued operations for all periods presented in the accompanying consolidated statements of earnings (loss) and consolidated statements of cash flows. Same-store sales for the third quarter of 2003 increased by 2.0% at Don Pablo's and decreased by 2.9% at Hops as compared to the corresponding period of the prior year (same-store sales comparisons include all restaurants classified as continuing operations and open for 18 months as of the beginning of 2003). On a year-to-date basis, same-store sales decreased by 2.4% at Don Pablo's and 9.8% at Hops.

     EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer", addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products and generally any other offers that entitle a customer to receive a reduction in the price of a product. Under EITF Issue 01-9, the reduction in the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. The Company adopted EITF Issue 01-9 in fiscal 2002. Prior to adopting this pronouncement, the Company recognized sales incentives as restaurant operating expenses. As a result of adopting EITF Issue 01-9, sales incentives have been classified as a reduction of sales for all periods presented. Sales incentives were $6.1 million and $13.8 million, respectively, for the quarter and nine months ended September 28, 2003 and $0.9 million and $3.4 million, respectively, for the quarter and nine months ended September 29, 2002.


Operating Expenses

     The following table sets forth the percentages which certain items of income and expense bear to total restaurant sales for the operations of the Company's restaurants for the quarter and nine-month periods ended September 28, 2003 and September 29, 2002.

----------------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                     Quarter          Quarter         Nine Months       Nine Months
                                                      Ended            Ended             Ended             Ended
                                                  Sep. 28, 2003    Sep. 29, 2002     Sep. 28, 2003     Sep. 29, 2002
----------------------------------------------- ----------------- ---------------- ----------------- ----------------
Restaurant sales:
   Canyon Cafe                                         0.1 %            6.0 %             0.8 %            6.5 %
   Don Pablo's                                        61.8 %           57.1 %            60.5 %           55.3 %
   Hops                                               38.1 %           36.9 %            38.7 %           38.2 %
----------------------------------------------- ----------------- ---------------- ----------------- ----------------
      Total restaurant sales                         100.0 %          100.0 %           100.0 %          100.0 %
----------------------------------------------- ----------------- ---------------- ----------------- ----------------

Operating expenses:
   Food and beverage                                  31.3 %           28.0 %            30.2 %           28.2 %
   Payroll and benefits                               35.2 %           34.2 %            34.9 %           33.3 %
   Depreciation and amortization                       3.9 %            3.3 %             3.7 %            3.1 %
   Other operating expenses                           24.9 %           26.3 %            25.0 %           26.2 %
   General and administrative expenses                 5.9 %            6.6 %             5.9 %            5.9 %
   Loss on disposal of assets                          0.0 %            0.1 %             0.6 %            0.0 %
   Asset revaluation and other charges                12.5 %            1.9 %             4.9 %            1.1 %
----------------------------------------------- ----------------- ---------------- ----------------- ----------------
      Total operating expenses                       113.7 %          100.3 %           105.1 %           98.0 %
----------------------------------------------- ----------------- ---------------- ----------------- ----------------

Operating income (loss)                              (13.7)%          (0.3) %            (5.1)%            2.0 %
----------------------------------------------- ----------------- ---------------- ----------------- ----------------

     Food and beverage costs and payroll and benefits increased, as a percentage of sales, over the comparable periods of the prior year primarily as a result of expenses associated with an increase in discounted sales. As a result of adopting EITF Issue 01-9, sales incentives have been classified as a reduction of sales for all periods presented. Such sales incentives were $6.1 million and $13.8 million, respectively, for the quarter and nine months ended September 28, 2003 compared to $0.9 million and $3.4 million, respectively, for the quarter and nine months ended September 29, 2002. Additionally, food and beverage costs were negatively impacted primarily during the second quarter of 2003 by increases in produce and beef prices.

     Other operating expenses for both the quarter and nine months ended September 28, 2003 decreased, as a percentage of sales, by 1.4% and 1.2%, respectively, over the comparable periods of the prior year. The decrease was primarily due to a decrease in marketing expenses generated by a shift in the Company's marketing strategy from more expensive broadcast media to focused discount offers which, in accordance with EITF Issue 01-9 are recorded as a reduction of revenue. Decreased other operating expenses in the third quarter of 2003 were somewhat offset by increased rent expense associated with the sale-leaseback of certain Don Pablo's locations.


General and Administrative Expenses

     General and administrative expenses decreased by $1.1 million and $2.3 million for the quarter and nine months ended September 28, 2003, respectively, compared to the corresponding periods of the prior year. General and administrative expenses also decreased as a percent of sales despite declining sales volumes at Hops and sales reclassifications required by EITF Issue 01-9. The reduction in general and administrative expenses is primarily due to savings realized from the relocation and consolidation of the Hops office to Madison, Georgia.


Loss on Disposal of Assets

     Loss on disposal of assets of $1.7 million for the nine months ended September 28, 2003, primarily reflects losses related to the sale of 15 Don Pablo's restaurants included in the Company's Don Pablo's sale-leaseback transaction which occurred during the first quarter.

     Loss on disposal of assets for the nine months ended September 29, 2002 reflects fees incurred in connection with the first quarter termination of the Company's interest rate swap agreement and losses incurred on the sale of two closed Canyon Cafe locations. These losses were offset nearly in their entirety by an adjustment to amounts receivable from the divestiture of McCormick & Schmick's and a gain on the sale of a closed Hops location.


Asset Revaluation and Other Charges

     For the quarter ended September 28, 2003, asset revaluation and other charges of $11.9 million include (i) predominately non-cash asset impairment charges of $9.0 million recorded to reduce the carrying value of three Don Pablo's and eight Hops restaurants to estimated fair value, (ii) a $2.6 million valuation allowance to reduce the carrying value of a note receivable (see Note
14), and (iii) $0.3 million in other charges primarily related to the final disposition of the Company's remaining Canyon Cafe locations.

     For the nine months ended September 28, 2003, asset revaluation and other charges of $14.3 million include (i) predominately non-cash asset impairment charges of $9.9 million recorded to reduce the carrying value of the assets of the Company's remaining Canyon Cafe locations, prior to divestiture, along with four Don Pablo's restaurants and eight Hops restaurants to estimated fair value,
(ii) a $2.6 million valuation allowance to reduce the carrying value of a note receivable (see Note 14), and (iii) $1.8 million in other charges primarily related to costs associated with the relocation of the Hops corporate office to Madison, Georgia.

     Asset revaluation and other charges of $3.7 million for the nine months ended September 29, 2002 reflect predominately non-cash asset impairment charges of $2.1 million to reduce the carrying value of the assets of the Company's Canyon Cafe restaurants to estimated fair value and $1.6 million in other charges primarily related to the write-off of various capitalized costs associated with sites that are no longer expected to be developed and related development costs which are not anticipated to be fully recoverable.


Interest and Other Expenses

     Net interest expense for the third quarter and nine months ended September 28, 2003 was $6.0 million and $25.5 million, respectively, compared to $7.3 million and $23.6 million for the corresponding periods of the prior year. The reduction in interest expense for the third quarter ended September 28, 2003 reflected the elimination of interest expense related to outstanding Senior and Subordinated Notes repurchased by the Company during the second quarter and a reduction in outstanding borrowings on the Company's credit facility compared to the prior year. These decreases were somewhat offset by the first quarter write off of $0.9 million of deferred loan costs related to the $9.0 million commitment reduction of the Company's Credit Facility. The increase in interest expense for the nine months ended September 28, 2003 included $6.5 million in deferred loan costs which were charged to interest expense as a result of the Company's March 25, 2003 termination of its previously existing credit agreement. Interest expense for the nine months ended September 29, 2002 included unfavorable mark-to-market adjustments under a fixed-to-floating interest rate swap agreement, which was terminated on March 25, 2002, and increased interest charges incurred related to past due sales and use, property and other taxes.

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

     During the nine months ended September 28, 2003, other income was recognized primarily as a result of the abatement of previously incurred tax penalties and the reversal of a liability previously established for unclaimed gift cards. For the nine months ended September 29, 2002, other income related primarily to the abatement of previously incurred tax penalties.

     Due to the  uncertainty  of its  realization,  no income  tax  benefit  was
recorded   related  to  the  loss  before  income  taxes  for  the  quarter  and year-to-date periods in 2003.


Discontinued Operations

     As discussed in Note 1 - Basis of Presentation, discontinued operations includes the revenues and expenses of 11 Don Pablo's and one Hops restaurant which were closed in the first half of 2003, plus 11 additional Don Pablo's restaurants and eight additional Hops restaurants which were closed during 2002. The decision to dispose of these 31 locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. Subsequent to the end of the third quarter, one additional Don Pablo's and two additional Hops restaurants have been closed and will be presented as discontinued operations for the year ending December 28, 2003.

     Loss from discontinued operations for the quarter and nine months ended September 28, 2003, was $0.1 million and $11.7 million, respectively. These amounts primarily reflect asset revaluation and other charges along with losses on the disposal of closed restaurants. Total restaurant sales from discontinued operations were $0.0 million and $3.5 million, respectively, for the quarter and nine months ended September 28, 2003. The loss from discontinued operations for the nine months ended September 28, 2003 has been increased to reflect the correction of a $1.6 million error in the Company's gain (loss) on disposal of restaurants reported during the first quarter, related to the sale of two Don Pablo's properties (see Note 2).

     Loss from  discontinued  operations  for the quarter and nine months  ended
September 29, 2002 was $9.8 million and $15.8 million, respectively. These amounts primarily reflect asset revaluation and other charges related to the closure of restaurants. Total restaurant sales from discontinued operations were $8.6 million and $30.6 million, respectively, for the quarter and nine months ended September 29, 2002.


Liquidity and Capital Resources

     The Company has suffered from recurring losses from operations, has an accumulated deficit, has incurred an event of default under its Senior Notes due to the failure to make required interest payments, has entered into a forbearance agreement with its senior secured Credit Facility lenders which expires on January 31, 2004 and anticipates not making the scheduled interest payment on its Senior Subordinated Notes within the 30-day grace period, all of which raise substantial doubt about the Company's ability to continue as a going concern. While the Company's forbearance agreement (see Note 4) provides additional liquidity in the near term as well as temporary relief from the potential acceleration of obligations due under the Credit Facility, sufficient liquidity to make required debt service and lease payments is dependent primarily on the Company's negotiations with its Credit Facility lenders, the realization of cash flow from operations and other creditor negotiations to generate liquidity. There can be no assurance that such efforts will be successful.

     Generally, the Company operates with negative working capital since substantially all restaurant sales are for cash while payment terms on accounts payable typically range from 0 to 45 days. Fluctuations in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities typically occur as a result of restaurant openings and closings and the timing of settlement of liabilities. Decreases in accrued liabilities occurred during the first nine months of 2003 primarily as a result of interest payments made on the Company's Senior and Subordinated Notes.

     On March 24, 2003, the Company obtained a new $39.0 million revolving credit facility (the "Credit Facility") and entered into a $20.0 million sale-leaseback transaction covering 15 Don Pablo's locations (the "Don Pablo's sale-leaseback"). Proceeds from this financing were used to pay amounts outstanding under the Company's previously existing credit agreement totaling $19.5 million and fees associated with the new financing agreements totaling $4.6 million.

     The Credit Facility limited total borrowing capacity at any given time to an amount equal to the lesser of $39.0 million or 1.95 times the Company's trailing 12 months earnings before interest, income taxes and depreciation and amortization as determined for the most recently completed four quarters as defined in the agreement. A portion of the facility, totaling $17.0 million, was restricted for the purchase of the Company's 9.75% Senior Notes due 2006 ("Senior Notes") and 11.75% Senior Subordinated Notes due June 2009 ("Subordinated Notes"). The agreement limited the amount the Company could pay to acquire Senior Notes and Subordinated Notes to $0.50 and $0.30 per one dollar outstanding, respectively. In accordance with the agreement, the unused availability under the restricted portion of the facility terminated on May 31, 2003. The Credit Facility matures on March 24, 2004 but may be extended for one year at the lender's option and subject to an extension fee equal to five percent of the total commitment amount. In certain circumstances, borrowings under the Credit Facility are required to be repaid to the lender and any such repayments are not available to be re-borrowed by the Company. Events generating a required repayment include, among other things, proceeds from asset dispositions (other than Assets Held for Sale as defined in the agreement), casualty events and tax refunds, each as defined in the Credit Facility. In addition, the lender has the right to impose certain reserves against the Company's total borrowing availability under the facility, which may limit the Company's liquidity. The Credit Facility is secured by substantially all of the Company's assets.

     During the second quarter of 2003, the Company executed three separate amendments to the Credit Facility which, among other things, made certain technical changes to the agreement and allowed the Company to borrow $2.4 million under the $17.0 million restricted portion of the facility to buy out the Company's master equipment lease. The remaining unused portion of the facility was terminated, reducing the maximum commitment under the Credit Facility from $39.0 million to $30.0 million. Additionally, in accordance with the terms of the Credit Facility, tax refunds received in September 2003 further reduced the maximum commitment under the Credit Facility to $26.0 million.

     At September 28, 2003, $2.5 million in cash borrowings were outstanding under the unrestricted portion of the Credit Facility and an additional $13.1 million of the facility was utilized to secure letters of credit which primarily secure the Company's insurance programs. Also outstanding at September 28, 2003 was $8.0 million which was borrowed under the restricted portion of the facility to acquire $11.2 million in face value of the Company's Senior Notes and buy out the Company's master equipment lease. The total Credit Facility availability was also reduced by lender reserves of $2.3 million. At September 28, 2003, $0.1 million of the facility remained unused and available.

     The terms of the Credit Facility, the Company's Senior Notes and Subordinated Notes, the Don Pablo's sale-leaseback, and the 2000 Hops sale-leaseback (See Note 12) collectively include various provisions which, among other things, require the Company to (i) achieve certain EBITDA targets,
(ii) maintain defined net worth and coverage ratios, (iii) maintain defined leverage ratios, (iv) limit the incurrence of certain liens or encumbrances in excess of defined amounts and (v) limit certain payments. During the second quarter of 2003, the Company terminated its previously existing master equipment lease thereby eliminating any financial covenants or restrictions related to that lease. At September 28, 2003, the Company was not in compliance with certain financial requirements contained in the Credit Facility. The Company's failure to comply with these covenants is a result of a decline in sales and an increase in operating expenses. Under the terms of the Credit Facility, the failure to meet the prescribed financial targets represented an event of default whereby the lender had the right to declare all obligations under the agreement immediately due and payable. On January 2, 2004, the Company entered into a forbearance agreement with its Credit Facility lender whereby the lender has agreed not to exercise any remedies under the Credit Facility during the forbearance period, which will expire on January 31, 2004. The forbearance agreement also provides the Company with $3.0 million of additional liquidity for general corporate purposes. While the lender has not notified the Company of its intent to do so, acceleration of the obligations under the Credit Facility after the expiration of the forbearance period would have a material adverse effect on the Company.

     If the obligations under the Credit Facility were to be accelerated after the expiration of the forbearance period, cross-default provisions contained in the indentures for the Senior Notes and Subordinated Notes would be triggered, creating an event of default under those agreements as well. At September 28, 2003, the outstanding balances of the Senior Notes and Subordinated Notes were $105.3 million and $47.6 million, respectively. An event of default under the Credit Facility does not result in a cross-default under the Company's sale-leaseback agreements. If some or all of the obligations under the Company's credit agreements were to become immediately due and payable, the Company would not have sufficient liquidity to satisfy these obligations. As a result, the Company will be seeking to restructure its existing capital structure, which is likely to involve a filing under Chapter 11 of the Bankruptcy Code. Additionally, the Company was not in compliance with a net worth requirement contained in its 2000 Hops sale-leaseback agreement at December 29, 2002. The lessor, however, has waived this requirement until March 31, 2004 at which time the minimum net worth requirement will be $150.0 million. It is unlikely that the Company will be in compliance with the $150.0 million net worth requirement on March 31, 2004. Although the outcome is uncertain, the Company intends to enter into discussions to obtain a waiver of this default or an amendment to the sale-leaseback agreement.

     Interest payments on the Company's Senior Notes and Subordinated Notes are due semi-annually in each June and December. The Company's semi-annual interest payments total approximately $7.9 million. Under the terms of the related note indentures, the Company has an additional 30-day grace period from the scheduled interest payment dates before an event of default occurs, due to late payment of interest. The Company did not have sufficient liquidity to make the December 1, 2003 interest payments on its Senior Notes within the 30-day grace period and has incurred an event of default, due to non payment of interest, under which the Senior Notes could become currently due and payable. Additionally, the Company will not make the December 15, 2003 interest payment on its Senior Subordinated Notes within the 30-day grace period. The Company's failure to make the interest payment on the Senior Subordinated Notes will also represent an event of default under which the Senior Subordinated Notes could become currently due and payable. Thus, it is expected that the Senior Subordinated Notes will be classified as a current liability in future financial reports. The Company is currently in discussions with its Senior Note Holders to obtain forbearance of amounts due. However, there can be no assurance that such efforts will be successful. As a result, the Company will be seeking to restructure its existing capital structure, which is likely to involve a filing under Chapter 11 of the Bankruptcy Code.

     Also, on July 2, 2003, the Trustee for the Company's Senior Notes received a Notice of Default and Acceleration Notice (the "Notice"), filed by holders representing a majority of the Company's outstanding Senior Notes (see Note 13). Although the Company intends to vigorously contest the claims that the events of default as described in the Notice have occurred, there can be no assurances that the Company's defenses will be successful. Additionally, the August 2003 sale-leaseback of a Hops location (see Note 12) may not have complied with certain financial tests contained in the indenture governing the Senior Notes. Because certain financial tests specified in the indenture are ambiguous, it is not certain that a covenant violation has in fact occurred. As a result, the Company has classified the outstanding debt related to the Senior Notes as a current liability in the accompanying Consolidated Balance Sheet as of September 28, 2003.

     Principal  financing  sources in the first nine months of 2003 consisted of
(i) proceeds of $22.4 million from sale-leaseback transactions, (ii) cash provided by discontinued operations, primarily related to the sale of assets, of $16.5 million, (iii) income tax refunds of $6.1 million and (iv) proceeds from the sale of assets of $2.6 million. The primary uses of funds consisted of (i) net cash used in operations of $14.5 million which included interest payments of $20.0 million primarily related to the Senior and Subordinated Notes and Credit Facility along with lease payments of $15.4 million, (ii) net repayments of credit agreements of $13.8 million, (iii) repurchase of long-term debt of $5.2 million, (iv) capital expenditures of $5.6 million, $4.4 million of which related to the second quarter buyout of the Company's master equipment lease, and (v) payment of financing costs related to the Credit Facility and Don Pablo's sale-leaseback totaling $4.6 million.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. The Company does not have any contractual obligations to open any new restaurants during 2003. Capital expenditures for existing restaurants are expected to be approximately $1.0 million during the fourth quarter of 2003.

     Subsequent to the end of the third quarter, the Company issued a press release and filed a Form 8-K announcing the resignation of the Company's Chairman and CEO Tom E. DuPree, Jr. and its Chief Administrative officer, Margaret (Beth) Waldrep. The Company will record charges of approximately $0.7 million and $0.4 million during the fourth quarter of 2003 related to severance payments for Mr. DuPree and Ms. Waldrep, respectively. Approximately 75% of the severance payments have been paid during the fourth quarter of 2003 and the remaining 25% will be paid during February of 2004.

     The Company is also exposed to certain contingent payments. In connection with the Applebee's, Canyon Cafe and McCormick & Schmick's divestiture transactions, the Company remains contingently liable for lease obligations relating to 63 Applebee's restaurants, 10 Canyon Cafe restaurants and four McCormick & Schmick's restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $45.2 million. The Company also remains contingently liable for lease obligations relating to seven Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those seven restaurants total $5.1 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code and subsequently on October 27, 2003, obtained an order converting that Chapter 11 filing to a Chapter 7 bankruptcy filing. Consequently, Harrigan's has ceased operations and closed its restaurants. While the Company has not yet been notified of any intent by the respective landlords to hold the Company liable for any remaining lease obligations, there can be no assurance that the Company will not ultimately be held liable for some or all of the Harrigan's leases.

     Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general liability. The Company's deductibles for workers' compensation and general liability are $500,000 per claim. Losses in excess of these risk retention levels are covered by insurance which management considers to be adequate. Provision for losses expected under these programs are recorded based upon estimates of the liability for claims incurred. Such estimates are based on management's evaluation of the nature and severity of claims and expected losses based on the Company's historical experience, information provided by the Company's third party administrators and certain actuarial assumptions used by the insurance industry. In the first nine months of 2003, claims paid under the Company's self-insurance programs totaled $3.2 million. In addition, at September 28, 2003, the Company was contingently liable for letters of credit aggregating approximately $13.1 million, relating primarily to its insurance programs. Management believes that the ultimate disposition of these contingent liabilities will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company's 1998 Federal income tax returns are currently being audited by the Internal Revenue Service ("IRS"). The Company believes its recorded liability for income taxes of $41.1 million as of September 28, 2003 is adequate to cover its exposure that may result from the ultimate resolution of the audit. During the first quarter of 2003, the Company submitted an Offer in Compromise to the IRS whereby the Company offered to settle its potential obligations at a discounted amount. The Offer in Compromise process is a mechanism available to taxpayers to potentially reduce amounts otherwise payable to the IRS based on analysis of a taxpayer's ability to pay, the value of its assets versus its liabilities and other economic factors. Although the ultimate outcome of the audit or the Offer in Compromise cannot be determined at this time, the Company does not have sufficient liquidity to pay any significant portion of its recorded liability if resolution of the audit results in such amount being currently due and payable. Management does not currently expect that this will be the result, or that any resolution with respect to audit issues will be reached in the near future. During the third quarter of 2003, the Company received a $5.5 million federal income tax refund related to its 2002 Federal income tax return. Due to the uncertainty surrounding the ultimate resolution of the ongoing IRS audit of the Company's 1998 tax return, the Company increased its recorded liability for income taxes by $5.5 million during the third quarter.

     Management has taken steps to improve cash flow from operations, including changing the Company's marketing strategy to be less reliant on expensive broadcast media, reducing overhead through consolidation of functions and personnel reductions primarily from the first quarter relocation of its Hops corporate headquarters and adjusting supervisory management level personnel in its restaurant operations. However, there can be no assurance these efforts will be successful in improving cash flow from operations sufficiently to enable the Company to continue to meet its obligations, including required payments under its debt and lease agreements and capital expenditures necessary to maintain its existing restaurants. The Company's forbearance agreement (see Note 4) does provide additional liquidity as well as temporary relief from the potential acceleration of obligations due under the Credit Facility, however, there is no assurance the Company will be able to obtain additional forbearances of defaults incurred under its Credit Facility or that negotiations to obtain forbearance from its Senior Note Holders will be successful. As a result, the Company will be seeking to restructure its existing capital structure, which is likely to involve a filing under Chapter 11 of the Bankruptcy Code.


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


Forward-Looking Information

     Certain information contained in this quarterly report, particularly information regarding the future economic performance and finances, restaurant development plans, capital requirements and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include future compliance with debt covenants; the outcome of the audit of the Company's 1998 Federal income tax returns; intense competition within the casual dining restaurant industry; changes in economic conditions such as inflation or a recession; consumer perceptions of food safety; weather conditions; changes in consumer tastes; labor and benefit costs; legal claims; government monetary and fiscal policies; laws and regulations; and governmental initiatives such as minimum wage rates and taxes. Other factors that may cause actual results to differ from the forward-looking statements contained in this release and that may affect the Company's prospects in general are described in Exhibit 99.1 to the Company's Form 10-Q for the fiscal quarter ended April 2, 2000, and the Company's other filings with the Securities and Exchange Commission.


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


Item 4. Controls and Procedures

     As of September 28, 2003 and prior to the filing of this report, an evaluation was carried out by the Company's management, with the participation of the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the federal securities laws. Based on that evaluation, the Company's Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation, with the exception of the procedure for identifying and recording gains and losses on the disposal of restaurant properties. Subsequent to that evaluation, changes have been implemented within the fixed asset and general ledger accounting systems to ensure that all assets are properly accounted for within both systems to ensure the proper recording of gains and losses on the disposal of assets going forward.

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

     Except as disclosed herein, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


Part II. Other Information

Item 3. Defaults Upon Senior Securities

     At September 28, 2003, the Company was not in compliance with certain financial requirements contained in the Company's Credit Facility. Under the terms of the Credit Facility, the failure to meet the prescribed financial targets represents an event of default whereby the lender has the right to declare all obligations under the agreement immediately due and payable. On December 31, 2003 the Company and its secured lenders executed a forbearance agreement whereby the secured lenders agreed not to exercise their remedies under the agreement for these covenant violations and other existing defaults during the forbearance period which expires on January 31, 2004. At September 28, 2003, outstanding cash borrowings under the Credit Facility totaled $10.5 million and these obligations are classified as current liabilities in the accompanying consolidated balance sheet. In addition, outstanding letters of credit, which are secured by the Credit Facility, totaled $13.1 million at quarter end. If the obligations under the Credit Facility were to be accelerated after the expiration of the forbearance period, cross-default provisions contained in the indentures to the Company's 9.75% Senior Notes due 2006 ("Senior Notes") and 11.75% Senior Subordinated Notes due 2009 ("Subordinated Notes") would be triggered, creating an event of default under those agreements as well. At September 28, 2003, the outstanding balances of the Senior Notes and Subordinated Notes were $105.3 million and $47.6 million, respectively.

     Interest payments on the Company's Senior Notes and Subordinated Notes are due semi-annually in each June and December. Under the terms of the related note indentures, the Company has an additional 30-day grace period from the scheduled interest payment dates before an event of default occurs, due to late payment of interest. The Company did not have sufficient liquidity to make the December 2003 interest payments on its Senior Notes within the 30-day grace period and has incurred an event of default due to non payment of interest under which the Senior Notes could become currently due and payable.


Item 5. Other Information

     On November 10, 2003, the Company issued a press release and filed a Form 8-K announcing the resignation of the Company's Chairman and CEO Tom E. DuPree, Jr. and its Chief Administrative officer, Margaret (Beth) Waldrep. The Company also announced that it will be appointing Kevin Leary of AlixPartners, LLC as interim CEO, and Robert Sroka, a director since 2000, as Acting Chairman of the Board. The Company will record charges of approximately $0.7 million and $0.4 million during the fourth quarter of 2003 related to severance payments for Mr. DuPree and Ms. Waldrep, respectively. Approximately 75% of the severance payments have been paid during the fourth quarter of 2003 and the remaining 25% will be paid during February of 2004.

     The Company's independent certified public accountants have not completed their limited review of the financial information included in this quarterly report in accordance with Statement on Auditing Standards No. 100 as required by Rule 10-01 of SEC Regulation S-X. The delay in the completion of the limited review has resulted from recent developments and changes in management of the Company. As a result of these developments and changes, the Company has not been able to provide the certifications of the CEO specified in sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Further, the Company has not been able to provide satisfactory management representations to its independent certified public accountants, including representations that would normally be supplied by its CEO. The Company believes that the aforementioned issues will be resolved and a review by the Company's independent certified public accountants will be completed in the near future. An amended Form 10-Q will be filed at that time to include the aforementioned certifications and eliminate this paragraph and the Note on the page following the cover page of this Form 10-Q. The Company expects no other changes to this Form 10-Q as a result of the completion of the independent certified public accountants' limited review of the financial information included herein.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     10.1 Real estate purchase and sale agreement, dated as of May 30, 2003, between Don Pablo's Operating Corp., an Ohio corporation, as seller and Miko Investments, LLC, a Tennessee limited liability company as buyer.

     10.2 Ground lease agreement, dated as of May 30, 2003, between Miko Investments, LLC, a Tennessee limited liability company as landlord and Don Pablo's Operating Corp., an Ohio corporation, as tenant.

     10.3 First amendment to ground lease, dated as of May 30, 2003, between Miko Investments, LLC, a Tennessee limited liability company as landlord and Don Pablo's Operating Corp., an Ohio corporation, as tenant.

     10.4 Purchase and sale agreement, dated as of August 29, 2003, between Avado Brands, Inc., a Georgia corporation, as seller, and Skyline-Fri 12, Matthews, L.P. a Texas limited partnership, as buyer.

     10.5 Land and building lease agreement, dated as of August 29, 2003, between Skyline-Fri 12, Matthews, L.P. a Texas limited partnership, as landlord and Hops of Matthews, LTD., a Florida limited partnership, as tenant.

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

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995. (1)

     99.2 Separation and general release agreement, dated as of November 8, 2003, between Avado Brands, Inc. and Thomas E. DuPree, Jr., former Chairman of the Board and Chief Executive Officer of Avado Brands, Inc.

     99.3 ADEA release agreement, dated as of November 8, 2003, between Avado Brands, Inc. and Thomas E. DuPree, Jr., former Chairman of the Board and Chief Executive Officer of Avado Brands, Inc.

     99.4 Separation and general release agreement, dated as of November 8, 2003, between Avado Brands, Inc. and Margaret E. Waldrep, former Chief Administrative Officer of Avado Brands, Inc.

     99.5 ADEA release agreement, dated as of November 8, 2003, between Avado Brands, Inc. and Margaret E. Waldrep, former Chief Administrative Officer of Avado Brands, Inc.


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

     The Company filed a Current Report on Form 8-K, dated August 5, 2003, which furnished, pursuant to Item 12, a press release, dated August 5, 2003, issued by the Company concerning the Company's financial condition and results of operations for the quarter and six months ended June 29, 2003.

     The Company filed a Current Report on Form 8-K, dated September 24, 2003, which furnished, pursuant to Item 12, a press release, dated September 24, 2003, issued by the Company updating its progress on key initiatives including increasing same-store sales, reducing debt and improving profitability.

     The Company filed a Current Report on Form 8-K, dated November 10, 2003, which furnished, pursuant to Item 9, a press release, dated November 10, 2003, issued by the Company announcing management changes including the naming of an interim Chief Executive Officer and Acting Chairman of the Board.

     The Company filed a Current Report on Form 8-K, dated December 1, 2003, which disclosed, pursuant to Item 5, a press release, dated December 1, 2003, issued by the Company announcing its intent to utilize the 30-day grace periods, provided for under the terms of the indentures, for the payment of semi-annual interest due December 1 and December 15 on the Company's 9.75% Senior Notes and 11.75% Senior Subordinated Notes. The Company also reported that it was currently in covenant default on certain provisions of its secured credit facility and was negotiating with its secured lenders to address those defaults.

     The Company filed a Current Report on Form 8-K, dated December 15, 2003, which furnished, pursuant to Item 9, a statement confirming the Company's intent to utilize the 30-day grace period, provided for under the terms of the indenture, for the payment of semi-annual interest due December 15 on the Company's 11.75% Senior Subordinated Notes.

     The Company filed a Current Report on Form 8-K, dated January 5, 2004, which disclosed, pursuant to Item 5, press releases, dated December 31, 2003 and January 2, 2004, issued by the Company announcing failure to make interest payments due on the Company 9.75% Senior Notes, thereby incurring an event of default. The Company also announced that it had executed a forbearance agreement with its senior secured lenders which was attached as an exhibit to the Form 8-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Avado Brands, Inc.
                                          (Registrant)



Date:  January 9, 2004                 /s/Louis J. Profumo
                                       -------------------
                                       Louis J. Profumo
                                       Chief Financial Officer