Form 10-Q/A
period 2003-03-30
AVADO BRANDS INC
filed 2004-02-25
CIK 849101

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

                                EXPLANATORY NOTE


     This amendment No. 1 to the Quarterly Report on Form 10-Q for Avado Brands, Inc. (the "Company") for the quarter ended March 30, 2003 is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on May 14, 2003.

     This Amendment No. 1 makes changes to Item 1 (Consolidated Financial Statements), Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 6 (Exhibits and Reports on Form 8-K) for the following reasons.

     In November 2003, the Company determined that it had incorrectly calculated the loss on the first quarter 2003 disposal of two Don Pablo's properties included in discontinued operations and did not remove from premises and equipment $1.6 million of assets that were disposed of in these transactions (See Note 2). Additionally, the Company determined during its third quarter 2003 review of contingent lease liabilities, that for the quarter ended March 30, 2003, $47.5 million in contingent liabilites should have been reported, related to the Company's divested Applebee's, Canyon Cafe, and McCormick & Schmick's locations as opposed to the $34.6 million originally reported.

     This Amendment No. 1 also reclassifies certain accounts in the 2003 and 2002 financial statements to conform with the Company's current 2003 classifications of such accounts. Previously, bank accounts with negative cash balances were netted against those with positive balances and the resulting net amount was included in accounts payable. Negative cash balances of $4.9 million at March 30, 2003 and $4.2 million at December 29, 2002 have been reclassified to "Bank overdrafts" with resulting increases to "Cash and cash equivalents" and decreases to "Accounts payable" on the accompanying Consolidated Balance Sheets. Also, as a result of this reclassification, the net cash flows from operating activities and from financing activities changed as did the beginning of period and end of period cash and cash equivalents balances in the accompanying Consolidated Statements of Cash Flows.

     This Form 10-Q/A was filed to reflect these reclassifications and corrections and restate, for the quarter ended March 30, 2003, the Consolidated Statement of Loss, the Consolidated Balance Sheet, the Consolidated Statement of Shareholders' Equity (Deficit) and Comprehensive Loss and the Consolidated Statement of Cash Flows. This Form 10-Q/A also reflects the reclassifications discussed above in the Consolidated Statement of Cash Flows for the quarter ended March 31, 2002.

     In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report continues to speak as of the date of the original filing, and the Company has not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical period covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report.

     As a result of changes in the management of the Company (See Part II. Other Information, Item 5 of this Form 10-Q/A), the Company's independent certified public accountants have not completed their limited review of the financial information included in this amended quarterly report in accordance with Statement on Auditing Standards No. 100 as required by Rule 10-01 of SEC Regulation S-X.

                               AVADO BRANDS, INC.

                          QUARTERLY REPORT ON FORM 10-Q/A

                      FOR THE QUARTER ENDED MARCH 30, 2003


                                      INDEX


Part I - Financial Information

     Item 1 - Consolidated Financial Statements:

              Consolidated Statements of Loss.................................4

              Consolidated Balance Sheets.....................................5

              Consolidated Statements of Shareholders' Equity (Deficit)
              and Comprehensive Loss..........................................6

              Consolidated Statements of Cash Flows...........................7

              Notes to Consolidated Financial Statements......................8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................21

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....27

     Item 4 - Controls and Procedures........................................27

Part II - Other Information

     Item 5 - Other Information..............................................28

     Item 6 - Exhibits and Reports on Form 8-K...............................28

Signature....................................................................30

Avado Brands, Inc.
Consolidated Statements of Loss
(Unaudited)
(In thousands, except per share data)                                                Quarter Ended
-----------------------------------------------------------------------------------------------------------
                                                                                Mar. 30,          Mar. 31,
                                                                                  2003              2002
-----------------------------------------------------------------------------------------------------------
                                                                            (As Restated -
                                                                                Note 2)
Restaurant sales:
    Canyon Cafe                                                           $         1,574            7,725
    Don Pablo's                                                                    57,640           61,879
    Hops                                                                           37,889           45,549
-----------------------------------------------------------------------------------------------------------
          Total restaurant sales                                                   97,103          115,153
-----------------------------------------------------------------------------------------------------------
Operating expenses:
    Food and beverage                                                              27,824           32,801
    Payroll and benefits                                                           33,602           37,759
    Depreciation and amortization                                                   3,539            3,541
    Other operating expenses                                                       24,579           30,528
    General and administrative expenses                                             6,034            6,333
    Loss (gain) on disposal of assets                                               1,631             (524)
    Asset revaluation and other special charges                                     4,416              650
-----------------------------------------------------------------------------------------------------------
Operating income (loss)                                                            (4,522)           4,065
-----------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                                                         (12,510)          (8,233)
    Forgiveness of credit facility amendment and waiver fee                         6,500                -
    Distribution expense on preferred securities                                      (56)          (1,115)
    Other, net                                                                        389             (412)
-----------------------------------------------------------------------------------------------------------
          Total other income (expense)                                             (5,677)          (9,760)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                               (10,199)          (5,695)
Income tax benefit                                                                      -             (936)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                   (10,199)          (4,759)
-----------------------------------------------------------------------------------------------------------
Discontinued operations:
   Loss from discontinued operations                                               (9,163)            (959)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                  $       (19,362)          (5,718)
===========================================================================================================

Basic loss per common share:
    Basic loss from continuing operations                                 $         (0.30)           (0.17)
    Basic loss from discontinued operations                                         (0.28)           (0.03)
-----------------------------------------------------------------------------------------------------------
Basic loss per common share                                               $         (0.58)           (0.20)
===========================================================================================================

Diluted loss per common share:
    Diluted loss from continuing operations                               $         (0.30)           (0.17)
    Diluted loss from discontinued operations                                       (0.28)           (0.03)
-----------------------------------------------------------------------------------------------------------
Diluted loss per common share                                             $         (0.58)           (0.20)
===========================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)
----------------------------------------------------------------------------------------------------
                                                                        Mar. 30,          Mar. 31,
                                                                           2003              2002
----------------------------------------------------------------------------------------------------
                                                                     (As Restated -
                                                                         Note 2)
Assets
Current assets:
       Cash and cash equivalents                                $         4,264             4,803
       Accounts receivable                                                6,102             5,087
       Inventories                                                        4,911             5,283
       Prepaid expenses and other                                         6,637             2,129
       Assets held for sale                                               2,902            10,920
----------------------------------------------------------------------------------------------------
            Total current assets                                         24,816            28,222

Premises and equipment, net                                             186,412           236,950
Deferred income tax benefit                                              11,620            11,620
Other assets                                                             32,527            28,670
----------------------------------------------------------------------------------------------------
                                                                $       255,375           305,462
====================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
       Bank overdrafts                                          $         4,897             4,167
       Accounts payable                                                  11,974            11,509
       Accrued liabilities                                               43,879            54,292
       Current installments of long-term debt and
           capital lease obligations                                      4,958            30,838
       Income taxes                                                      35,599            35,038
----------------------------------------------------------------------------------------------------
            Total current liabilities                                   101,307           135,844

 Long-term debt                                                         164,041           164,031
 Caital lease obligations                                                 3,840                 -
 Other long-term liabilities                                              2,105             2,143
----------------------------------------------------------------------------------------------------
            Total liabilities                                           271,293           302,018
----------------------------------------------------------------------------------------------------
 Company-obligated mandatorily redeemable convertible preferred securities of Avado Financing I, a subsidiary holding solely
        Avado Brands, Inc. 7% convertible subordinated debentures
        due March 1, 2027                                                 3,179             3,179

 Shareholders' equity:
       Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
           none issued                                                        -                 -
       Common stock, $0.01 par value. Authorized - 75,000,000 shares;
           issued - 40,478,760 shares in 2003 and 2002;
           outstanding - 33,101,929 shares in 2003 and 2002                 405               405
       Additional paid-in capital                                       154,637           154,637
       Accumulated deficit                                              (77,480)          (58,118)
       Treasury stock at cost; 7,376,831 shares in 2003 and 2002        (96,659)          (96,659)
-----------------------------------------------------------------------------------------------------
            Total shareholders' equity (deficit)                        (19,097)              265
-----------------------------------------------------------------------------------------------------
                                                              $         255,375           305,462
=====================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Loss
(Unaudited)
                                                      Additional                              Total
                                    Common Stock        Paid-in   Accumulated  Treasury    Shareholders'
(In thousands)                   Shares       Amount    Capital     Deficit     Stock     Equity (Deficit)
------------------------------------------------------------------------------------------------------------
Balance at December 29, 2002      40,479       $405     $154,637   ($58,118)  ($96,659)         $265
------------------------------------------------------------------------------------------------------------
Net and comprehensive loss,
  as previously reported               -          -            -    (17,801)         -       (17,801)
    Adjustment to correct error
      in reporting disposal of
      properties                       -          -            -     (1,561)         -        (1,561)
------------------------------------------------------------------------------------------------------------
Net and comprehensive loss,
  as restated (See Note 2)             -          -            -    (19,362)         -       (19,362)
------------------------------------------------------------------------------------------------------------
Balance at March 30, 2003,
  as restated (See Note 2)        40,479       $405     $154,637   ($77,480)  ($96,659)     ($19,097)
============================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(In thousands)                                                                    Quarter Ended
---------------------------------------------------------------------------------------------------------
                                                                           Mar. 30,          Mar. 31,
                                                                             2003             2002
---------------------------------------------------------------------------------------------------------
                                                                       (As Restated -
                                                                           Note 2)
Cash flows from operating activities:
       Net loss                                                         $  (19,362)          (5,718)
       Adjustments to reconcile net loss to net cash
          provided by operating activities:
              Depreciation of premises and equipment                         3,762             3,776
              Amortization and write off of deferred costs                   7,142               794
              Forgiveness of credit facility amendment and waiver fee       (6,500)                -
              Asset revaluation and other special charges                    4,416               650
              Loss (gain) on disposal of assets                              1,631              (524)
              Loss from discontinued operations                              9,163               959
              Mark-to-market adjustment on interest rate swap                    -               861
              (Increase) decrease in assets:
                   Accounts receivable                                        (850)              185
                   Inventories                                                 366               (30)
                   Prepaid expenses and other                                 (865)               54
               Increase (decrease) in liabilities:
                   Accounts payable                                            709            (5,730)
                   Accrued liabilities                                     (11,616)           (7,639)
                   Income taxes                                                561            (1,187)
                   Other long-term liabilities                                 (38)              (96)
----------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) operating activities  (11,481)          (13,645)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                   (246)             (949)
       Proceeds from disposal of assets and notes receivable, net            1,524             3,666
       Proceeds from sale-leaseback                                         20,000                 -
       Other, net                                                             (943)             (497)
----------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) investing activities   20,335             2,220
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from (repayment of) revolving credit agreements             (6,761)           20,473
       Proceeds from (repayment of) term credit agreement                  (12,736)                -
       Increase in bank overdrafts                                             730             1,078
       Payment of financing costs                                           (3,396)           (8,502)
       Principal payments on long-term debt                                     (7)               (6)
       Settlement of interest rate swap agreement                                -            (1,704)
       Reduction in letter of credit collateral                                  -             1,165
----------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing activities  (22,170)           12,504
----------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                          12,777              (392)
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          (539)              687
Cash and cash equivalents at the beginning of the period                     4,803             4,117
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                      $    4,264             4,804
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


NOTE 2 - RESTATEMENT OF AND RECLASSIFICATION IN CONSOLIDATED STATEMENT OF LOSS, CONSOLIDATED BALANCE SHEETS, CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS AND CONSOLIDATED STATEMENTS OF CASH FLOWS

     In November 2003, the Company determined that it had incorrectly calculated the loss on the first quarter 2003 disposal of two Don Pablo's properties included in discontinued operations and did not remove from premises and equipment $1.6 million of assets that were disposed of in these transactions. The Consolidated Statement of Loss, the Consolidated Balance Sheet, the Consolidated Statement of Shareholders' Equity (Deficit) and Comprehensive Loss and the Consolidated Statement of Cash Flows, as of and for the quarter ended March 30, 2003, have been restated to reflect the correction of this error.

     The company has also reclassified certain accounts to conform with classifications used in 2003. Previously, bank accounts with negative cash balances were netted against those with positive balances and the resulting net amount was recorded in accounts payable. Negative cash balances have been reclassified to "Bank overdrafts" with a resulting increase to "Cash and cash equivalents" and decrease to "Accounts payable" on the accompanying Consolidated Balance Sheets. Also, as a result of this reclassification, the net cash flows from operating activities and from financing activities changed as did the beginning of period and end of period cash and cash equivalents balances in the accompanying Consolidated Statements of Cash Flows.

     The following table presents the originally reported amounts that are affected by the restatement and reclassifications compared to the amounts as restated.

     As of or for the quarter ended March 30, 2003

------------------------------------------------- --------------- --------------
                                                                  As Originally
(In thousands, except for per share amounts)       As Restated      Reported
------------------------------------------------- --------------- --------------

Loss from discontinued operations                    $ (9,163)      $ (7,602)
Net loss                                              (19,362)       (17,801)

Per share:
Loss from discontinued operations (basic and            (0.28)         (0.23)
diluted)
Net loss (basic and diluted)                            (0.58)         (0.54)

Premises and equipment, net                           186,412        187,973
Accumulated deficit                                   (77,480)       (75,919)

Cash and cash equivalents                               4,264            226
Bank overdrafts                                         4,897              -
Accounts payable                                       11,974         12,833

Net cash used in operating activities                 (11,481)       (10,622)
Net cash used in financing activities                 (22,170)       (22,900)


     As of December 29, 2002

Cash and cash equivalents                               4,803            636
Bank overdrafts                                         4,167              -


     For the quarter ended March 31, 2002

Net cash provided by financing activities              12,504         11,426
Cash and cash equivalents at the beginning
   of the period                                        4,117            559
Cash and cash equivalents at the end of the period      4,804            168


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

                                                        Mar. 31,     Mar. 30,
                                                         2003         2002
---------------------------------------------------- ------------  -----------
Net loss, as reported                                 $ (19,362)    $ (5,718)
---------------------------------------------------- ------------  -----------
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects        (210)         (61)
---------------------------------------------------- ------------  -----------
Pro forma net loss                                    $ (19,572)    $ (5,779)
---------------------------------------------------- ------------  -----------

Loss per share:

Basic - as reported                                     $ (0.58)     $ (0.20)
---------------------------------------------------- ------------  -----------
Basic - pro forma                                       $ (0.59)     $ (0.20)
---------------------------------------------------- ------------  -----------
Diluted - as reported                                   $ (0.58)     $ (0.20)
---------------------------------------------------- ------------  -----------
Diluted - pro forma                                     $ (0.59)     $ (0.20)
---------------------------------------------------- ------------  -----------


NOTE 4 - LONG-TERM DEBT

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

     Principal financing sources in the first quarter of 2003 consisted of (i) proceeds of $20.0 million from the Don Pablo's sale-leaseback, (ii) cash provided by discontinued operations, primarily related to the sale of assets, of $12.8 million, and (iii) other proceeds from the sale of assets of $1.5 million. The primary uses of funds consisted of (i) net cash used in operations of $11.5 million which included interest payments of $10.7 million primarily related to the Senior and Subordinated Notes and Credit Facility along with operating lease payments of $5.3 million, (ii) net repayments of credit agreements of $19.5 million, and (iii) payment of financing costs related to the Credit Facility and Don Pablo's sale-leaseback totaling $4.3 million.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. The Company does not have any contractual obligations to open any new restaurants during 2003. Capital expenditures for existing restaurants are expected to be approximately $4.5 million in 2003.

     The Company is also exposed to certain contingent payments. In connection with the Applebee's, Canyon Cafe and McCormick & Schmick's divestiture transactions, the Company remains contingently liable for lease obligations relating to 65 Applebee's restaurants, eight Canyon Cafe restaurants and four McCormick & Schmick's restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $47.5 million. The Company also remains contingently liable for lease obligations relating to eight Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those eight restaurants total $5.5 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the Unites States Bankruptcy Code. Harrigan's is continuing to operate under Chapter 11 and the Company has not been notified of any intent by the respective landlords to hold the Company liable for lease obligations pertaining to any of the eight locations.

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

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

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


NOTE 7 - ASSET REVALUATION AND OTHER SPECIAL CHARGES

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


NOTE 8 - DISPOSAL OF ASSETS

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


NOTE 9 - INCOME TAXES

     No income tax benefit was recorded related to the loss before income taxes for the quarter ended March 30, 2003. The income tax benefit recorded for the quarter ended March 31, 2002 represents the effective rate of benefit on loss before income taxes for the quarter. The tax rate was based on the Company's expected rate for the full fiscal 2002 year. (See Note 5).


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

     Loss from discontinued operations for the quarter ended March 30, 2003, for which no tax benefit has been provided, of $9.2 million primarily reflects losses on the disposal of closed restaurants. For the quarter, total restaurant sales from discontinued operations were $2.2 million.

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

     The Company is also exposed to certain contingent payments. In connection with the Applebee's, Canyon Cafe and McCormick & Schmick's divestiture transactions, the Company remains contingently liable for lease obligations relating to 65 Applebee's restaurants, eight Canyon Cafe restaurants and four McCormick & Schmick's restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $47.5 million. The Company also remains contingently liable for lease obligations relating to eight Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those eight restaurants total $5.5 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the Unites States Bankruptcy Code. Harrigan's is continuing to operate under Chapter 11 and the Company has not been notified of any intent by the respective landlords to hold the Company liable for lease obligations pertaining to any of the eight locations.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results (see Note 3). The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employee's", the adoption of SFAS 148 had no impact on the Company's financial condition or results of operations.

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

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee's guarantee of the lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the Interpretation. The liability recognition provisions of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. Historically, the only guarantees issued by the Company relate to lease guarantees where the Company is no longer the primary obligor and guarantees between Avado Brands, Inc. and its wholly-owned subsidiaries related to debt owed to third parties. Currently under such guarantees, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $53.0 million (see Note 12). The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this
Interpretation to have a material impact on its results of operations or financial position. The Company has adopted the disclosure requirements of FIN 45 effective for fiscal year ended December 29, 2002.


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

Condensed Consolidated Statement of Earnings (Loss)
Quarter Ended March 30, 2003
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                 $    92,720             4,383               -           97,103
Operating expenses                                    85,491             4,053               -           89,544
General and administrative expenses                    5,833               201               -            6,034
(Gain) loss on disposal of assets                      1,631                 -               -            1,631
Asset revaluation and other special charges            4,416                 -               -            4,416
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income (loss)                               (4,651)              129               -           (4,522)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                (5,677)                -               -           (5,677)
Earnings (loss) before income taxes
   for continuing operations                         (10,328)              129               -          (10,199)
Income taxes                                               -                 -               -                -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Earnings (loss) from continuing operations           (10,328)              129               -          (10,199)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Loss from discontinued operations                     (9,163)                -               -           (9,163)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                              $   (19,491)              129               -          (19,362)
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Earnings (Loss)
Quarter Ended March 31, 2002
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor      Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                   $  101,725            13,428               -          115,153
Operating expenses                                     92,638            11,991               -          104,629
General and administrative expenses                     5,721               612               -            6,333
(Gain) loss on disposal of assets                        (524)                -               -             (524)
Asset revaluation and other special charges               650                 -               -              650
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income                                        3,240               825               -            4,065
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                 (9,760)                -               -           (9,760)
Earnings (loss) before income taxes
   for continuing operations                           (6,520)              825               -           (5,695)
Income taxes                                           (1,072)              136               -             (936)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Earnings (loss) from continuing operations             (5,448)              689               -           (4,759)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Loss from discontinued operations                        (914)              (45)              -             (959)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                                $   (6,362)              644               -           (5,718)
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
March 30, 2003
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                   Guarantor        Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
ASSETS
Current assets                                   $    24,070               746               -           24,816
Premises and equipment, net                          163,533            22,879               -          186,412
Deferred income tax benefit                           11,620                 -               -           11,620
Other assets                                          32,509                18               -           32,527
Intercompany advances                                 12,370                 -         (12,370)               -
Intercompany investments                              11,017                 -         (11,017)               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $   255,119            23,643         (23,387)         255,375
================================================ ================ ================= =============== ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $   101,051               256               -          101,307
Long-term liabilities                                169,986                 -               -          169,986
Intercompany payables                                      -            12,370         (12,370)               -
Convertible preferred securities                       3,179                 -               -            3,179
Shareholders' equity (deficit)                       (19,097)           11,017         (11,017)         (19,097)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $   255,119            23,643         (23,387)         255,375
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
December 29, 2002
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
ASSETS
Current assets                                   $     27,422               800               -           28,222
Premises and equipment, net                           213,130            23,820               -          236,950
Deferred income tax benefit                            11,620                 -               -           11,620
Other assets                                           28,652                18               -           28,670
Intercompany advances                                  12,370                 -         (12,370)               -
Intercompany investments                               12,131                 -         (12,131)               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $    305,325            24,638         (24,501)         305,462
================================================ ================ ================= =============== ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $    135,707               137               -          135,844
Long-term liabilities                                 166,174                 -               -          166,174
Intercompany payables                                       -            12,370         (12,370)               -
Convertible preferred securities                        3,179                 -               -            3,179
Shareholders' equity (deficit)                            265            12,131         (12,131)             265
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                 $    305,325            24,638         (24,501)         305,462
================================================ ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Quarter Ended March 30, 2003
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
                                                         Guarantor       Non-Guarantor
(In thousands)                                          Subsidiaries      Subsidiaries     Eliminations    Consolidated
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) operating activities     $  (11,763)             282               -          (11,481)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
     Capital expenditures                                     (246)               -               -             (246)
     Proceeds from disposal of assets, net                   1,524                -               -            1,524
     Proceeds from sale-leaseback                           20,000                -               -           20,000
     Other investing activities                               (943)               -               -             (943)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing activities         20,335                -               -           20,335
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
     Repayment of revolving credit agreements               (6,761)               -               -           (6,761)
     Repayment of term credit agreement                    (12,736)               -               -          (12,736)
     Increase in bank overdrafts                               730                -               -              730
     Payment of financing costs                             (3,396)               -               -           (3,396)
     Principal payments on long-term debt                       (7)               -               -               (7)
     Proceeds from (payment of) intercompany
        advances                                               282             (282)              -                -
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities        (21,888)            (282)              -          (22,170)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash provided by (used in) discontinued operations          12,777                -               -           12,777
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents          (539)               -               -             (539)
Cash and equivalents at the beginning of the period          4,774               29               -            4,803
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period           $    4,235               29               -            4,264
====================================================  ================ ================= =============== ================

Condensed Consolidated Statement of Cash Flows
Quarter Ended March 31, 2002
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
                                                         Guarantor        Non-Guarantor
(In thousands)                                          Subsidiaries      Subsidiaries     Eliminations    Consolidated
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) operating activities     $  (14,760)           1,115               -          (13,645)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash flows from investing activities:
     Capital expenditures                                     (806)            (143)              -             (949)
     Proceeds from disposal of assets, net                   3,666                -               -            3,666
     Other investing activities                               (497)               -               -             (497)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) investing activities          2,363             (143)              -            2,220
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash flows from financing activities:
     Proceeds from revolving credit agreements              20,473                -               -           20,473
     Payment of financing costs                             (8,502)               -               -           (8,502)
     Increase in bank overdrafts                             1,078                -               -            1,078
     Principal payments on long-term debt                       (6)               -               -               (6)
     Settlement of interest rate swap agreement             (1,704)               -               -           (1,704)
     Reduction in letter of credit collateral                1,165                -               -            1,165
     Proceeds from (payment of) intercompany
        advances                                               918             (918)              -                -
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net cash provided by (used in) financing activities         13,422             (918)              -           12,504
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash provided by (used in) discontinued operations            (338)             (54)              -             (392)
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Net increase (decrease) in cash and cash equivalents           687                -               -              687
Cash and equivalents at the beginning of the period          4,088               29               -            4,117
----------------------------------------------------  ---------------- ----------------- --------------- ----------------
Cash and equivalents at the end of the period           $    4,775               29               -            4,804
====================================================  ================ ================= =============== ================

NOTE 16 - EARNINGS PER SHARE  INFORMATION

     The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

(In thousands, except per share data)                                  Quarter Ended
--------------------------------------------------------------------------------------------
                                                                  Mar. 30,       Mar. 31,
                                                                    2003          2002
--------------------------------------------------------------------------------------------
Average number of common shares used in basic calculation          33,102        29,009
Net additional shares issuable pursuant to employee stock
    option plans at period-end market price                             -             - *
Shares issuable on assumed conversion of convertible
    preferred securities                                                - *           - *
--------------------------------------------------------------------------------------------
Average number of common shares used in diluted calculation        33,102        29,009
============================================================================================

Loss from continuing operations                                 $ (10,199)        (4,759)
Loss from discontinued operations                                  (9,163)          (959)
--------------------------------------------------------------------------------------------
Net loss                                                          (19,362)        (5,718)

Distribution savings on assumed conversion of convertible
    preferred securities, net of income taxes                           - *            - *
--------------------------------------------------------------------------------------------
Net loss for computation of diluted earnings per common share   $ (19,362)        (5,718)
============================================================================================

--------------------------------------------------------------------------------------------
Basic loss per common share from continuing operations          $   (0.30)         (0.17)
Basic loss per common share from discontinued operations            (0.28)         (0.03)
--------------------------------------------------------------------------------------------
Basic loss per common share                                     $   (0.58)         (0.20)
============================================================================================

--------------------------------------------------------------------------------------------
Diluted loss per common share from continuing operations        $   (0.30)         (0.17)
Diluted loss per common share from discontinued operations          (0.28)         (0.03)
--------------------------------------------------------------------------------------------
Diluted loss per common share                                   $   (0.58)         (0.20)
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


NOTE 17 - SUBSEQUENT EVENTS

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

     Loss from discontinued operations for the quarter ended March 30, 2003, for which no tax benefit has been provided, of $9.2 million primarily reflects losses on the disposal of closed restaurants. For the quarter, total restaurant sales from discontinued operations were $2.2 million.

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

     Principal financing sources in the first quarter of 2003 consisted of (i) proceeds of $20.0 million from the Don Pablo's sale-leaseback, (ii) cash provided by discontinued operations, primarily related to the sale of assets, of $12.8 million, and (iii) other proceeds from the sale of assets of $1.5 million. The primary uses of funds consisted of (i) net cash used in operations of $11.5 million which included interest payments of $10.7 million primarily related to the Senior and Subordinated Notes and Credit Facility along with operating lease payments of $5.3 million, (ii) net repayments of credit agreements of $19.5 million, and (iii) payment of financing costs related to the Credit Facility and Don Pablo's sale-leaseback totaling $4.3 million.

     The Company incurs various capital expenditures related to existing restaurants and restaurant equipment in addition to capital requirements for developing new restaurants. The Company does not have any contractual obligations to open any new restaurants during 2003. Capital expenditures for existing restaurants are expected to be approximately $4.5 million in 2003.

     The Company is also exposed to certain contingent payments. In connection with the Applebee's, Canyon Cafe and McCormick & Schmick's divestiture transactions, the Company remains contingently liable for lease obligations relating to 65 Applebee's restaurants, eight Canyon Cafe restaurants and four McCormick & Schmick's restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $47.5 million. The Company also remains contingently liable for lease obligations relating to eight Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those eight restaurants totals $5.5 million and extends through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the Unites States Bankruptcy Code. Harrigan's is continuing to operate under Chapter 11 and the Company has not been notified of any intent by the respective landlords to hold the Company liable for lease obligations pertaining to any of the eight locations.

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


Item 4. Controls and Procedures

     As of March 30, 2003 and prior to the filing of this report, an evaluation was carried out by the Company's management, with the participation of the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the federal securities laws. Based on that evaluation, the Company's Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation, with the exception of the procedure for identifying and recording gains and losses on the disposal of restaurant properties. Subsequent to that evaluation, changes have been implemented within the fixed asset and general ledger accounting systems to ensure that all assets are properly accounted for within both systems to ensure the proper recording of gains and losses on the disposal of assets going forward.

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

     The Company's independent certified public accountants have not completed their limited review of the financial information included in this amended quarterly report in accordance with Statement on Auditing Standards No. 100 as required by Rule 10-01 of SEC Regulation S-X. The delay in the completion of the limited review has resulted from changes in management of the Company. As a result of these changes, the Company has not been able to provide the certifications of the CEO specified in sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Further, the Company has not been able to provide satisfactory management representations to its independent certified public accountants, including representations that would normally be supplied by its CEO. The Company believes that the aforementioned issues will be resolved and a review by the Company's independent certified public accountants will be completed in the near future. A second amended Form 10-Q will be filed at that time to include the aforementioned certifications and eliminate this paragraph and the Note on the page following the cover page of this Form 10-Q/A. The Company expects no other changes to this Form 10-Q/A as a result of the completion of the independent certified public accountants' limited review of the financial information included herein.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     4.1 Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee. (1)

     4.2 Prospectus Supplement dated May 1, 1996. (2)

     4.3 Resolution of the Pricing  Committee,  dated May 23, 2996,  pursuant to
Section 2.1 and 2.3 of the Indenture dated as of May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee. (4)

     4.4 First Supplemental Indenture, dated as of June 29, 1998, to Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee.
(4)

     4.5 Second Supplemental Indenture, dated as of May 26, 1999, to Indenture dated May 1, 1996, between the Company and SunTrust Bank, Atlanta, as Trustee, as amended by a First Supplemental Indenture dated as of June 29, 1998. (4)

     10.1 Third Amended and Restated Credit Agreement dated as of March 21, 2003 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Drawbridge Special Opportunities Fund LP, as Collateral Agent, and Hilco Capital LP, as Administrative Agent. (4)

     10.2 First Amendment, dated May 9, 2003, to Third Amended and Restated Credit Agreement dated as of March 21, 2003 by and among Avado Brands, Inc., as Borrower, the lenders signatory thereto, Drawbridge Special Opportunities Fund LP, as Collateral Agent, and Hilco Capital LP, as Administrative Agent. (4)

     10.3 Master Land and Building Lease dated as of March 24, 2003 by and between Don Pablo's Operating Corp., a wholly owned subsidiary of Avado Brands, Inc., as Tenant and Skyline-Fri 8, L.P., as Landlord. (4)

     10.4 Purchase and Sale Agreement dated as of March 19, 2003 by and between Don Pablo's Operating Corp., a wholly owned subsidiary of Avado Brands, Inc., as Seller and Skyline-Fri 8, L.P., as Buyer. (4)

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

     (4) Incorporated by reference to the corresonding exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.


     (b) Reports on Form 8-K.

         None

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            Avado Brands, Inc.
                                               (Registrant)




Date:   February 25, 2004                   By:   /s/Louis J. Profumo
                                            -------------------------
                                            Louis J. Profumo
                                            Chief Financial Officer