Form 10-Q/A
period 2003-06-29
AVADO BRANDS INC
filed 2004-02-25
CIK 849101

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

                                EXPLANATORY NOTE


     This amendment No. 1 to the Quarterly Report on Form 10-Q for Avado Brands, Inc. (the "Company") for the quarter ended June 29, 2003 is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 12, 2003.

     This Amendment No. 1 makes changes to Item 1 (Consolidated Financial Statements), Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 6 (Exhibits and Reports on Form 8-K) for the following reasons.

     In November 2003, the Company determined that it had incorrectly calculated the loss on the first quarter 2003 disposal of two Don Pablo's properties included in discontinued operations and did not remove from premises and equipment $1.6 million of assets that were disposed of in these transactions (See Note 2). Additionally, the Company determined during its third quarter 2003 review of contingent lease liabilities, that for the quarter ended June 29, 2003, $47.1 million in contingent liabilites should have been reported, related to the Company's divested Applebee's, Canyon Cafe, and McCormick & Schmick's locations as opposed to the $41.5 million originally reported.

     This Amendment No. 1 also reclassifies certain accounts in the 2003 and 2002 financial statements to conform with the Company's current 2003 classifications of such accounts. Previously, bank accounts with negative cash balances were netted against those with positive balances and the resulting net amount was included in accounts payable. Negative cash balances of $5.6 million at June 29, 2003 and $4.2 million at December 29, 2002 have been reclassified to "Bank overdrafts" with resulting increases to "Cash and cash equivalents" and decreases to "Accounts payable" on the accompanying Consolidated Balance Sheets. Also, as a result of this reclassification, the net cash flows from operating activities and from financing activities changed as did the beginning of period and end of period cash and cash equivalents balances in the accompanying Consolidated Statements of Cash Flows.

     This Form 10-Q/A was filed to reflect these reclassifications and corrections and restate, for the quarter ended June 29, 2003, the Consolidated Statement of Loss, the Consolidated Balance Sheet, the Consolidated Statement of Shareholders' Equity (Deficit) and Comprehensive Loss and the Consolidated Statement of Cash Flows. This Form 10-Q/A also reflects the reclassifications discussed above in the Consolidated Statement of Cash Flows for the quarter ended June 30, 2002.

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

              Consolidated Statements of Shareholders' Equity (Deficit)
              and Comprehensive Loss..........................................6

              Consolidated Statements of Cash Flows...........................7

              Notes to Consolidated Financial Statements......................8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................22

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....28

     Item 4 - Controls and Procedures........................................29

Part II - Other Information

     Item 4 - Submission of Matters to a Vote of Security Holders............29

     Item 5 - Other Information..............................................30

     Item 6 - Exhibits and Reports on Form 8-K...............................30

Signature....................................................................31

Avado Brands, Inc.
Consolidated Statements of Earnings (Loss)
(Unaudited)
(In thousands, except per share data)                                Quarter Ended            Six Months Ended
---------------------------------------------------------------------------------------   ----------------------
                                                                 June 29,    June 30,      June 29,   June 30,
                                                                   2003        2002          2003       2002
---------------------------------------------------------------------------------------   ----------------------
                                                                                        (As Restated -
                                                                                            Note 2)
Restaurant sales:
    Canyon Cafe                                               $         616      7,366         2,190     15,091
    Don Pablo's                                                      60,628     62,025       117,551    123,118
    Hops                                                             38,548     41,898        76,437     87,447
---------------------------------------------------------------------------------------   ----------------------
          Total restaurant sales                                     99,792    111,289       196,178    225,656
---------------------------------------------------------------------------------------   ----------------------
Operating expenses:
    Food and beverage                                                30,485     31,422        58,103     64,013
    Payroll and benefits                                             34,740     36,969        68,058     74,424
    Depreciation and amortization                                     3,601      3,429         7,101      6,920
    Other operating expenses                                         24,561     28,637        48,979     58,996
    General and administrative expenses                               5,486      6,422        11,520     12,732
    Loss (gain) on disposal of assets                                    47        414         1,678       (110)
    Asset revaluation and other charges                                 469      1,174         2,440      1,824
---------------------------------------------------------------------------------------   ----------------------
Operating income (loss)                                                 403      2,822        (1,701)     6,857
---------------------------------------------------------------------------------------   ----------------------
Other income (expense):
    Interest expense, net                                            (6,934)    (8,084)      (19,444)   (16,317)
    Forgiveness of credit facility amendment and waiver fee               -          -         6,500          -
    Distribution expense on preferred securities                        (56)      (807)         (112)    (1,922)
    Gain on debt extinguishment                                       5,585     26,783         5,585     26,783
    Other, net                                                          692        201         1,081       (211)
---------------------------------------------------------------------------------------   ----------------------
          Total other income (expense)                                 (713)    18,093        (6,390)     8,333
---------------------------------------------------------------------------------------   ----------------------
Earnings (loss) from continuing operations before income taxes         (310)    20,915        (8,091)    15,190
Income tax expense                                                        -      1,311             -        375
---------------------------------------------------------------------------------------   ----------------------
Earnings (loss) from continuing operations                             (310)    19,604        (8,091)    14,815
---------------------------------------------------------------------------------------   ----------------------
Discontinued operations:
   Earnings (loss) from discontinued operations                          37     (5,008)      (11,544)    (5,937)
---------------------------------------------------------------------------------------   ----------------------
Net earnings (loss)                                           $        (273)    14,596       (19,635)     8,878
=======================================================================================   ======================

Basic earnings (loss) per common share:
    Basic earnings (loss) from continuing operations          $       (0.01)      0.65         (0.24)      0.50
    Basic earnings (loss) from discontinued operations                    -      (0.17)        (0.35)     (0.20)
---------------------------------------------------------------------------------------   ----------------------
Basic earnings (loss) per common share                        $       (0.01)      0.48         (0.59)      0.30
=======================================================================================   ======================

Diluted earnings (loss) per common share:
    Diluted earnings (loss) from continuing operations        $       (0.01)      0.59         (0.24)      0.49
    Diluted earnings (loss) from discontinued operations                  -      (0.14)        (0.35)     (0.20)
---------------------------------------------------------------------------------------   ----------------------
Diluted earnings (loss) per common share                      $       (0.01)      0.45         (0.59)      0.29
=======================================================================================   ======================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)
---------------------------------------------------------------------------------------------------------------
                                                                                      June 29,       Dec. 29,
                                                                                        2003           2002
---------------------------------------------------------------------------------------------------------------
                                                                                  (As Restated -
                                                                                      Note 2)
Assets
Current assets:
      Cash and cash equivalents                                                    $      4,385         4,803
      Accounts receivable                                                                 4,236         5,087
      Inventories                                                                         5,217         5,283
      Prepaid expenses and other                                                          5,843         2,129
      Assets held for sale                                                                  524        10,920
---------------------------------------------------------------------------------------------------------------
           Total current assets                                                          20,205        28,222

Premises and equipment, net                                                             184,547       236,950
Deferred income tax benefit                                                              11,620        11,620
Other assets                                                                             31,325        28,670
---------------------------------------------------------------------------------------------------------------
                                                                                    $   247,697       305,462
===============================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
      Bank overdrafts                                                              $      5,596         4,167
      Accounts payable                                                                    9,878        11,509
      Accrued liabilities                                                                36,383        54,292
      Current installments of long-term debt and capital lease obligations               17,681        30,838
      Income taxes                                                                       35,576        35,038
---------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                    105,114       135,844

Long-term debt                                                                          152,869       164,031
Capital lease obligations                                                                 3,839             -
Other long-term liabilities                                                               2,062         2,143
---------------------------------------------------------------------------------------------------------------
           Total liabilities                                                            263,884       302,018
---------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable convertible preferred securities of Avado Financing I, a subsidiary holding solely Avado
       Brands, Inc. 7% convertible subordinated debentures
       due March 1, 2027                                                                  3,179         3,179

Shareholders' equity:
       Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
           none issued                                                                        -             -
       Common stock, $0.01 par value. Authorized - 75,000,000 shares;
           issued - 40,478,760 shares in 2003 and 2002;
           outstanding - 33,123,090 shares in 2003 and 33,101,929 in 2002                   405           405
       Additional paid-in capital                                                       154,363       154,637
       Accumulated deficit                                                              (77,753)      (58,118)
       Treasury stock at cost; 7,355,670 shares in 2003 and 7,376,831 in 2002           (96,381)      (96,659)
---------------------------------------------------------------------------------------------------------------
            Total shareholders' equity (deficit)                                        (19,366)          265
---------------------------------------------------------------------------------------------------------------
                                                                                    $   247,697       305,462
===============================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Loss
(Unaudited)
                                                             Additional                              Total
                                          Common Stock        Paid-in   Accumulated  Treasury    Shareholders'
(In thousands)                         Shares      Amount     Capital     Deficit      Stock    Equity (Deficit)
----------------------------------------------------------------------------------------------------------------
Balance at December 29, 2002           40,479        $405    $154,637   ($58,118)    ($96,659)         $265
----------------------------------------------------------------------------------------------------------------
Net and comprehensive loss,
  as previously reported                    -           -           -    (17,801)           -       (17,801)
    Adjustment to correct error
      in reporting disposal of
      properties                            -           -           -     (1,561)           -        (1,561)
----------------------------------------------------------------------------------------------------------------
Net and comprehensive loss,
  as restated (See Note 2)                  -           -           -    (19,362)           -       (19,362)
----------------------------------------------------------------------------------------------------------------
Balance at March 30, 2003,
  as restated (See Note 2)             40,479         405     154,637    (77,480)     (96,659)      (19,097)
----------------------------------------------------------------------------------------------------------------
Net and comprehensive loss                  -           -           -       (273)           -          (273)
Exercise of stock options                   -           -        (274)         -          278             4
----------------------------------------------------------------------------------------------------------------
Balance at June 29, 2003               40,479        $405    $154,363   ($77,753)    ($96,381)     ($19,366)
================================================================================================================

See accompanying notes to consolidated financial statements.

Avado Brands, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)                                                                    Six Months Ended
--------------------------------------------------------------------------------------------------------
                                                                                June 29,      June 30,
                                                                                  2003          2002
--------------------------------------------------------------------------------------------------------
                                                                            (As Restated -
                                                                                Note 2)
Cash flows from operating activities:
     Net earnings (loss)                                                    $   (19,635)        8,878
     Adjustments to reconcile net earnings (loss) to net cash
          used in operating activities:
              Depreciation of premises and equipment                              7,475         7,393
              Amortization, write off of deferred costs and prepaid interest      9,776         2,268
              Forgiveness of credit facility amendment and waiver fee            (6,500)            -
              Asset revaluation and other charges                                 2,440         1,824
              Gain on debt extinguishment                                        (5,585)      (26,783)
              Loss (gain) on disposal of assets                                   1,678          (110)
              Loss from discontinued operations                                  11,544         5,937
              Mark-to-market adjustment on interest rate swap                         -           861
              (Increase) decrease in assets:
                   Accounts receivable                                              963            99
                   Inventories                                                     (183)           67
                   Prepaid expenses and other                                    (1,148)          502
               Increase (decrease) in liabilities:
                   Accounts payable                                              (1,601)       (5,926)
                   Accrued liabilities                                          (18,815)      (20,508)
                   Income taxes                                                     538           248
                   Other long-term liabilities                                     (134)         (192)
--------------------------------------------------------------------------------------------------------
                       Net cash used in operating activities                    (19,187)      (25,442)
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                                        (4,652)       (3,109)
     Proceeds from disposal of assets and notes receivable, net                   3,486         5,639
     Proceeds from sale-leaseback                                                20,000             -
     Other, net                                                                    (685)         (912)
--------------------------------------------------------------------------------------------------------
                       Net cash provided by investing activities                 18,149         1,618
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from revolving credit agreements                                    5,191        18,127
     Proceeds from (repayment of) term credit agreement                         (12,736)       12,898
     Increase in bank overdrafts                                                  1,429         2,913
     Payment of financing costs                                                  (4,568)       (8,502)
     Principal payments on long-term debt                                           (45)          (13)
     Purchase of long term debt                                                  (5,195)       (5,584)
     Settlement of interest rate swap agreement                                       -        (1,704)
     Reduction in letter of credit collateral                                         -         9,978
--------------------------------------------------------------------------------------------------------
                       Net cash provided by (used in) financing activities      (15,924)       28,113
--------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                               16,544        (1,001)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               (418)        3,288
Cash and cash equivalents at the beginning of the period                          4,803         4,117
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                           $    4,385         7,405
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

     In November 2003, the Company determined that it had incorrectly calculated the loss on the first quarter 2003 disposal of two Don Pablo's properties included in discontinued operations and did not remove from premises and equipment $1.6 million of assets that were disposed of in these transactions. The Consolidated Statement of Loss, the Consolidated Balance Sheet, the Consolidated Statement of Shareholders' Equity (Deficit) and Comprehensive Loss and the Consolidated Statement of Cash Flows, as of and for the six months ended June 29, 2003, have been restated to reflect the correction of this error.

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

     As of or for the six months ended June 29, 2003

------------------------------------------------- --------------- --------------
                                                                  As Originally
(In thousands, except for per share amounts)       As Restated      Reported
------------------------------------------------- --------------- --------------

Loss from discontinued operations                    $(11,544)      $ (9,983)
Net loss                                              (19,635)       (18,074)

Per share:
Loss from discontinued operations (basic and            (0.35)         (0.30)
diluted)
Net loss (basic and diluted)                            (0.59)         (0.55)

Premises and equipment, net                           184,547        186,108
Accumulated deficit                                   (77,753)       (76,192)

Cash and cash equivalents                               4,385            288
Bank overdrafts                                         5,596              -
Accounts payable                                        9,878         11,377

Net cash used in operating activities                 (19,187)       (17,688)
Net cash used in financing activities                 (15,924)       (17,353)


     As of December 29, 2002

Cash and cash equivalents                               4,803            636
Bank overdrafts                                         4,167              -


     For the six months ended June 30, 2002

Net cash provided by financing activities              28,113         25,200
Cash and cash equivalents at the beginning
   of the period                                        4,117            559
Cash and cash equivalents at the end of the period      7,405            934


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

     The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                             Quarter Ended             Six Months Ended
------------------------------------------------------ --------------------------- -------------------------
                                                         June 29,      June 30,      June 29,      June 30,
(in thousands)                                             2003          2002          2003          2002
------------------------------------------------------ ------------- ------------- ------------- -----------
Net earnings (loss), as reported                         $  (273)       14,596       (19,635)        8,878
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects        (156)         (235)         (366)         (318)
------------------------------------------------------ ------------- ------------- ------------- -----------
Pro forma net earnings (loss)                            $  (429)       14,361       (20,001)        8,560
------------------------------------------------------ ------------- ------------- ------------- -----------

Earnings (loss) per share:
    Basic - as reported                                  $ (0.01)         0.48         (0.59)         0.30
------------------------------------------------------ ------------- ------------- ------------- -----------
    Basic - pro forma                                    $ (0.01)         0.48         (0.60)         0.29
------------------------------------------------------ ------------- ------------- ------------- -----------
    Diluted - as reported                                $ (0.01)         0.45         (0.59)         0.29
------------------------------------------------------ ------------- ------------- ------------- -----------
    Diluted - pro forma                                  $ (0.01)         0.44         (0.60)         0.28
------------------------------------------------------ ------------- ------------- ------------- -----------


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

     On July 2, 2003, the Trustee for the Company's Senior Notes received a Notice of Default and Acceleration Notice, filed by holders representing a majority of the Company's outstanding Senior Notes. The Company will assert its position with the Trustee as provided under the terms of the Indenture and intends to vigorously contest the claims that events of default have occurred under the Note Indenture. Should it ultimately be determined that an event of default exists, the Senior Notes could become currently due and payable. In the event the Senior Notes are accelerated, cross-default provisions would be triggered in the Company's Credit Facility and Subordinated Notes (See Note 13).

     Principal financing sources in the first half of 2003 consisted of (i) proceeds of $20.0 million from the Don Pablo's sale-leaseback, (ii) cash provided by discontinued operations, primarily related to the sale of assets, of $16.5 million, and (iii) other proceeds from the sale of assets of $3.5 million. The primary uses of funds consisted of (i) net cash used in operations of $19.2 million which included interest payments of $19.5 million primarily related to the Senior and Subordinated Notes and Credit Facility along with operating lease payments of $10.6 million, (ii) net repayments of credit agreements of $7.5 million, (iii) repurchase of long-term debt of $5.2 million, (iv) capital expenditures of $4.7 million primarily related to the second quarter buyout of the Company's master equipment lease, and (v) payment of financing costs related to the Credit Facility and Don Pablo's sale-leaseback totaling $4.6 million.

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

     The Company is also exposed to certain contingent payments. In connection with the Applebee's, Canyon Cafe and McCormick & Schmick's divestiture transactions, the Company remains contingently liable for lease obligations relating to 65 Applebee's restaurants, nine Canyon Cafe restaurants and four McCormick & Schmick's restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $47.1 million. The Company also remains contingently liable for lease obligations relating to seven Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those seven restaurants total $5.3 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the Unites States Bankruptcy Code. Harrigan's is continuing to operate under Chapter 11 and the Company has not been notified of any intent by the respective landlords to hold the Company liable for lease obligations pertaining to any of the seven locations. However, the reorganization of Harrigan's under bankruptcy has not been finalized and there can be no assurances that the Company will not ultimately be held liable for some or all of the Harrigan's leases under the plan of reorganization.

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


NOTE 7 - ASSET REVALUATION AND OTHER CHARGES

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

     Earnings (loss) and operating income (loss) from discontinued operations for the quarter and six months ended June 29, 2003, of $0.0 million and $(11.5) million, respectively, were the same, as no income tax benefit has been provided. These amounts primarily reflect losses on the disposal of closed restaurants. Total restaurant sales from discontinued operations were $0.5 million and $3.5 million, respectively, for the quarter and six months ended June 29, 2003.

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

     The Company is also exposed to certain contingent payments. In connection with the Applebee's, Canyon Cafe and McCormick & Schmick's divestiture transactions, the Company remains contingently liable for lease obligations relating to 65 Applebee's restaurants, nine Canyon Cafe restaurants and four McCormick & Schmick's restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $47.1 million. The Company also remains contingently liable for lease obligations relating to seven Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those seven restaurants total $5.3 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the Unites States Bankruptcy Code. Harrigan's is continuing to operate under Chapter 11 and the Company has not been notified of any intent by the respective landlords to hold the Company liable for lease obligations pertaining to any of the seven locations. However, the reorganization of Harrigan's under bankruptcy has not been finalized and there can be no assurances that the Company will not ultimately be held liable for some or all of the Harrigan's leases under the plan of reorganization.

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

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee's guarantee of the lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the Interpretation. The liability recognition provisions of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. Historically, the only guarantees issued by the Company relate to lease guarantees where the Company is no longer the primary obligor and guarantees between Avado Brands, Inc. and its wholly-owned subsidiaries related to debt owed to third parties. Currently under such guarantees, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $52.4 million (see Note 13). The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect this Interpretation to have a material impact on its results of operations or financial position. The Company adopted the disclosure requirements of FIN 45 effective for fiscal year ended December 29, 2002.

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

Condensed Consolidated Statement of Earnings (Loss)
Six Months Ended June 29, 2003
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations     Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Restaurant sales                                  $   171,991            24,187               -          196,178
Operating expenses                                    159,318            22,923               -          182,241
General and administrative expenses                    10,416             1,104               -           11,520
(Gain) loss on disposal of assets                       1,676                 2               -            1,678
Asset revaluation and other charges                     2,440                 -               -            2,440
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income (loss)                                (1,859)              158               -           (1,701)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Other income (expense)                                 (6,390)                -               -           (6,390)
Earnings (loss) before income taxes
   for continuing operations                           (8,249)              158               -           (8,091)
Income taxes                                                -                 -               -                -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Earnings (loss) from continuing operations             (8,249)              158               -           (8,091)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Loss from discontinued operations                     (11,544)                -               -          (11,544)
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net earnings (loss)                               $   (19,793)              158               -          (19,635)
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
================================================ ================ ================= =============== ================

Condensed Consolidated Balance Sheet
June 29, 2003
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                    Guarantor       Non-Guarantor
(In thousands)                                    Subsidiaries      Subsidiaries     Eliminations    Consolidated
------------------------------------------------ ---------------- ----------------- --------------- ---------------
ASSETS
Current assets                                    $   19,365               840               -           20,205
Premises and equipment, net                          161,499            23,048               -          184,547
Deferred income tax benefit                           11,620                 -               -           11,620
Other assets                                          31,307                18               -           31,325
Intercompany advances                                 12,370                 -         (12,370)               -
Intercompany investments                              11,415                 -         (11,415)               -
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                  $  247,576            23,906         (23,785)         247,697
================================================ ================ ================= =============== ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                               $  104,993               121               -          105,114
Long-term liabilities                                158,770                 -               -          158,770
Intercompany payables                                      -            12,370         (12,370)               -
Convertible preferred securities                       3,179                 -               -            3,179
Shareholders' equity (deficit)                       (19,366)           11,415         (11,415)         (19,366)
------------------------------------------------ ---------------- ----------------- --------------- ---------------
                                                  $  247,576            23,906         (23,785)         247,697
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
================================================ ================ ================= =============== ===============

                                       19

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 29, 2003
---------------------------------------------------- ---------------- ----------------- --------------- --------------
                                                         Guarantor      Non-Guarantor
(In thousands)                                         Subsidiaries     Subsidiaries     Eliminations    Consolidated
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) operating activities   $   (20,180)            993               -          (19,187)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash flows from investing activities:

  Capital expenditures                                     (4,213)           (439)              -           (4,652)
  Proceeds from disposal of assets and notes
    receivable, net                                         3,486               -               -            3,486
  Proceeds from sale-leaseback                             20,000               -               -           20,000
  Other net                                                  (685)              -               -             (685)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) investing activities        18,588            (439)              -           18,149
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash flows from financing activities:
  Proceeds from revolving credit agreements                 5,191               -               -            5,191
  Repayment of term credit agreement                      (12,736)              -               -          (12,736)
  Increase in bank overdrafts                               1,429               -               -            1,429
  Payment of financing costs                               (4,568)              -               -           (4,568)
  Purchase of long-term debt                               (5,195)              -               -           (5,195)
  Principal payments on long-term debt                        (45)              -               -              (45)
  Proceeds from (payment of) intercompany
    advances                                                  554            (554)              -                -
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided used in financing activities            (15,370)           (554)              -          (15,924)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash provided by discontinued operations                   16,544               -               -           16,544
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net increase (decrease) in cash and cash equivalents         (418)              -               -             (418)
Cash and equivalents at the beginning of the period         4,774              29               -            4,803
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash and equivalents at the end of the period         $     4,356              29               -            4,385
==================================================== ================ ================= =============== ==============


Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2002
---------------------------------------------------- ---------------- ----------------- --------------- ----------------
                                                        Guarantor       Non-Guarantor
(In thousands)                                         Subsidiaries     Subsidiaries     Eliminations    Consolidated
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) operating activities   $  (27,692)           2,250               -          (25,442)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash flows from investing activities:
  Capital expenditures                                    (2,759)            (350)              -           (3,109)
  Proceeds from disposal of assets and notes
    receivable, net                                        5,639                -               -            5,639
  Other net                                                 (912)               -               -             (912)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) investing activities        1,968             (350)              -            1,618
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash flows from financing activities:
  Proceeds from revolving credit agreements               18,127                -               -           18,127
  Proceeds from term credit agreements                    12,898                -               -           12,898
  Increase in bank overdrafts                              2,913                -               -            2,913
  Payment of financing costs                              (8,502)               -               -           (8,502)
  Purchase of long-term debt                              (5,584)               -               -           (5,584)
  Principal payments on long-term debt                       (13)               -               -              (13)
  Settlement of interest rate swap agreement              (1,704)               -               -           (1,704)
  Reduction in letter of credit collateral                 9,978                -               -            9,978
  Proceeds from (payment of) intercompany
    advances                                               1,780           (1,780)              -                -
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net cash provided by (used in) financing activities       29,893           (1,780)              -           28,113
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash used in discontinued operations                        (881)            (120)              -           (1,001)
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Net increase (decrease) in cash and cash equivalents       3,288                -               -            3,288
Cash and equivalents at the beginning of the period        4,088               29               -            4,117
---------------------------------------------------- ---------------- ----------------- --------------- --------------
Cash and equivalents at the end of the period         $    7,376               29               -            7,405
==================================================== ================ ================= =============== ==============

NOTE 17 - EARNINGS PER SHARE INFORMATION

     The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

(In thousands, except per share data)                                  Quarter Ended           Six Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                    June 29,    June 30,     June 29,    June 30,
                                                                      2003        2002         2003        2002
-------------------------------------------------------------------------------------------------------------------
Average number of common shares used in basic calculation             33,104      30,110       33,103      29,560
Effect of dilutive stock options                                           - *       988            - *       895
Shares issuable on assumed conversion of convertible
    preferred securities                                                   - *     3,207            - *         - *
 ------------------------------------------------------------------------------------------------------------------
Average number of common shares used in diluted calculation           33,104      34,305       33,103      30,455
 ==================================================================================================================

Earnings (loss) from continuing operations                           $  (310)     19,604       (8,091)     14,815
Earnings (loss) from discontinued operations                              37      (5,008)     (11,544)     (5,937)
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                     (273)     14,596      (19,635)      8,878
Distribution savings on assumed conversion of convertible
    preferred securities, net of income taxes                              - *       728            - *         - *
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss) for computation of diluted earnings per
    common share                                                     $  (273)     15,324      (19,635)      8,878
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share from continuing operations    $ (0.01)       0.65        (0.24)       0.50
Basic loss per common share from discontinued operations                0.00       (0.17)       (0.35)      (0.20)
-------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                               $ (0.01)       0.48        (0.59)       0.30
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share from continuing opperations $ (0.01)       0.59        (0.24)       0.49
Diluted loss per common share from discontinued operations              0.00       (0.14)       (0.35)      (0.20)
-------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                             $ (0.01)       0.45        (0.59)       0.29
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

     Earnings (loss) and operating income (loss) from discontinued operations for the quarter and six months ended June 29, 2003, of $0.0 million and $(11.5) million, respectively, were the same, as no income tax benefit has been provided. These amounts primarily reflect losses on the disposal of closed restaurants. Total restaurant sales from discontinued operations were $0.5 million and $3.5 million, respectively, for the quarter and six months ended June 29, 2003.

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

     On July 2, 2003, the Trustee for the Company's Senior Notes received a Notice of Default and Acceleration Notice, filed by holders representing a majority of the Company's outstanding Senior Notes. The Company will assert its position with the Trustee as provided under the terms of the Indenture and intends to vigorously contest the claims that events of default have occurred under the Note Indenture. Should it ultimately be determined that an event of default exists, the Senior Notes could become currently due and payable. In the event the Senior Notes are accelerated, cross-default provisions would be triggered in the Company's Credit Facility and Subordinated Notes (See Note 13).

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

     Principal financing sources in the first half of 2003 consisted of (i) proceeds of $20.0 million from the Don Pablo's sale-leaseback, (ii) cash provided by discontinued operations, primarily related to the sale of assets, of $16.5 million, and (iii) other proceeds from the sale of assets of $3.5 million. The primary uses of funds consisted of (i) net cash used in operations of $19.2 million which included interest payments of $19.5 million primarily related to the Senior and Subordinated Notes and Credit Facility along with operating lease payments of $10.6 million, (ii) net repayments of credit agreements of $7.5 million, (iii) repurchase of long-term debt of $5.2 million, (iv) capital expenditures of $4.7 million primarily related to the second quarter buyout of the Company's master equipment lease, and (v) payment of financing costs related to the Credit Facility and Don Pablo's sale-leaseback totaling $4.6 million.

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

     The Company is also exposed to certain contingent payments. In connection with the Applebee's, Canyon Cafe and McCormick & Schmick's divestiture transactions, the Company remains contingently liable for lease obligations relating to 65 Applebee's restaurants, nine Canyon Cafe restaurants and four McCormick & Schmick's restaurants. Assuming that each respective purchaser became insolvent, an event management believes to be remote, the Company could be liable for lease payments extending through 2017 with minimum lease payments totaling $47.1 million. The Company also remains contingently liable for lease obligations relating to seven Harrigan's restaurants which were divested in 1999. Minimum lease payment obligations for those seven restaurants total $5.3 million and extend through 2012. On March 14, 2003, Harrigan's filed a bankruptcy petition under Chapter 11 of the Unites States Bankruptcy Code. Harrigan's is continuing to operate under Chapter 11 and the Company has not been notified of any intent by the respective landlords to hold the Company liable for lease obligations pertaining to any of the seven locations. However, the reorganization of Harrigan's under bankruptcy has not been finalized and there can be no assurances that the Company will not ultimately be held liable for some or all of the Harrigan's leases under the plan of reorganization.

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

Item 5. Other Information

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





                                      Avado Brands, Inc.
                                         (Registrant)


Date: February 25, 2004               /s/Louis J. Profumo
                                      ------------------------
                                      Louis J. Profumo
                                      Chief Financial Officer